Form 10QSB
period 1995-06-30
INNOVET INC
filed 1995-08-09
CIK 821243

22

  THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON AUGUST 9,
    1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

 IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-QSB
    IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP
                            EXEMPTION

                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

Commission file number 1-12178

                          InnoVet, Inc.

(Exact name of small business issuer as specified in its charter)


           Florida
 (State or other jurisdiction
              of
incorporation or organization)

    14255 US 1, Suite 206
     Juno Beach, Florida
    (Address of principal
      executive offices)

          59-2699441
       (I.R.S. Employer
     Identification No.)



            33408
          (Zip Code)


                         (407) 626-6025
        (Issuer's telephone number, including area code)

1655 Palm Beach Lakes Blvd., Suite 910, West Palm Beach, Florida
                              33401
 (Former name, former address and former fiscal year, if changed since last report)


Check  whether the issuer (1) filed all reports to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.001 Par Value; 18,656,881 shares outstanding as of August 7, 1995.
                              INDEX

                          INNOVET, INC.

PART I. FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements (Unaudited)

     Consolidated Condensed Balance Sheets
           June 30, 1995 and December 31, 1994
4

     Consolidated Condensed Statements of Operations
          Six months ended June 30, 1995 and 1994
5
          Three months ended June 30, 1995 and 1994
6

     Consolidated Statement of Stockholders' Equity
          Six months ended June 30, 1995
7

     Consolidated Condensed Statement of Cash Flows
          Six months ended June 30, 1995 and 1994
8

     Notes to Consolidated Condensed Financial Statements
10

Item 2.  Management's Discussion and Analysis of Financial
Condition and              12
       Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
16
Item 2.  Changes in Securities
16
Item 3.  Defaults upon Senior Securities
16
Item 4.  Submission of Matters to a Vote of Securities Holders
16
Item 5.  Other Information
16
Item 6.  Exhibits and Reports on Form 8-K
16

SIGNATURES                                                     17






                 PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements.

INNOVE
  T,
 INC.
 AND
SUBSID
IARIES

CONSOL
IDATED
CONDEN
 SED
BALANC
  E
SHEETS

(Unaud
ited)

                       ASSETS                  June 30,     December
                                                               31,
                                                 1995         1994
Curren
     t
assets
       Cash and cash equivalents                      $            $
                                                 81,677      170,472
       Investments
                                                      -      839,583
         Accounts receivable, net of allowance
                   for doubtful accounts of $0
          for 1995 and 1994, respectively
                                                      -        1,029
       Other receivables
                                                 70,598      209,895
       Prepaid expenses and other current
       assets                                    21,204       11,217
                Total current assets            173,479     1,232,19
                                                                   6

Proper                                            8,683
   ty,                                                        38,361
 plant
   and
equipm
ent at
  cost
  less
accumu
 lated
deprec
iation

 Other
assets
       Notes receivable, long-term, net of
       allowance for doubtful accounts of             -            -
       $105,000 for 1995 and 1994,
       respectively
       Patents, net
                                                 26,246       28,006
       Investments
                                                 80,000       80,000
       Security deposits and other assets
                                                 26,931       52,676
                    Total assets                      $            $
                                                315,339     1,431,23
                                                                   9

        LIABILITIES AND STOCKHOLDERS' EQUITY

Curren
     t
liabil
 ities
       Accounts payable                               $            $
                                                 68,678      135,517
       Bank loan, short-term
                                                      -      704,961
       Accrued expenses
                                                233,768      334,414
              Total current liabilities         302,446     1,174,89
                                                                   2

Stockh
olders
     '
equity
                Common stock, $.001 par value,
                100,000,000 shares authorized;
         18,656,881 shares issued at June 30,
       1995 and
         18,294,881 shares issued at December
       31, 1994                                  18,657       18,295
       Capital in excess of par value
                                               18,856,6     18,854,1
                                                     54           56
       Capital representing stock grants
                                               5,514,99     5,514,99
                                                      0            0
       Accumulated deficit
                                               (24,377,     (24,131,
                                                   408)         094)

                                                 12,893      256,347
         Total liabilities and stockholders'          $            $
                       equity                   315,339     1,431,23
                                                                   9


 The
accomp
anying
notes
are an
integr
  al
 part
  of
these
statem
ents.

INNO
VET,
INC.
AND
SUBS
IDIA
RIES

CONS
OLID
ATED
COND
ENSE
 D
STAT
EMEN
T OF
OPER
ATIO
 NS
(Una
udit
ed)

                                            Six
                                           Month
                                           s
                                           Ended
                                             June
                                             30,
                                     1995           1994

Reve
nues
     Sales                                 $               $
                                    208,803         236,846
     Other income
                                  5,556           9,819
     Interest income, net              3,045          30,652

                                    217,404         277,317
Cost
   s
 and
expe
nses
     Cost of sales                   120,966         140,635
     Compensation
       Officers and                  103,225         138,181
    employees
       Grants under stock                              19,403
    option plans                   -
     Consulting                       19,438         110,345
     Research and                     44,369          56,552
    development
        Selling, general and        185,733         354,842
     administrative expenses
     Legal fees                       52,319          68,039
     Depreciation expense              2,895           5,336
            Foreign currency        (5,873)
     transaction (gain)/loss                      -
             Gain on sale of       (99,979)
       marketable securities                      -
     Interest expense                 40,625
                                                  5,428
                                    463,718         898,761
        Loss from continuing      (246,314)       (621,444)
           operations before
                income taxes

Prov
isio                               -               -
   n
 for
inco
  me
taxe
   s
     Loss from continuing           (246,314       (621,444)
    operations                            )

Disc
onti
nued
oper
atio
 ns:

     Loss from operations of
                discontinued -                     (462,897)
          subsidiaries (less
     applicable income taxes
                      of $0)

         Loss on disposal of
          subsidiaries (less -                     (391,926)
     applicable income taxes
                      of $0)

     Net loss                              $               $
                                   (246,314       (1,476,26
                                          )              7)

     Per share:
     Continuing operations                 $               $
                                     (0.01)          (0.03)

     Discontinued operations               $               $
                                          -          (0.05)

     Net loss                              $               $
                                     (0.01)          (0.08)

Weig
hted                               18,455,3       17,739,11
aver                                     14               8
 age
shar
  es

Cons
olid
ated
Cond
ense
 d
Stat
emen
 ts
 of
Oper
atio
 ns
cont
inue
d on
next
page
 .

The
acco
mpan
ying
note
 s
are
 an
inte
gral
part
 of
thes
 e
stat
emen
ts.

INNO
VET,
INC.
AND
SUBS
IDIA
RIES

CONS
OLID
ATED
COND
ENSE
 D
STAT
EMEN
T OF
OPER
ATIO
 NS
(Una
udit
ed)

                                             Three
                                             Months
                                             Ended
                                              June
                                              30,
                                      1995             1994

Reve
nues
     Sales                                 $                $
                                     124,844          108,329
     Other income
                                       5,556                -
     Interest income, net
                                          11           22,673

                                     130,411          131,002
Cost
   s
 and
expe
nses
     Cost of sales
                                      72,321           59,047
     Compensation
       Officers and
     employees                        51,613           72,788
       Grants under stock
     option plans                          -           14,970
     Consulting
                                       1,814           52,344
     Research and
     development                      10,863           27,402
        Selling, general and         101,288
     administrative expenses                          187,099
     Legal fees
                                      31,948           23,160
     Depreciation expense
                                         188            2,638
            Foreign currency
     transaction (gain)/loss           1,681                -
     Gain on sale of
     marketable securities          (99,979)                -
     Interest expense
                                      21,116            4,135
                                     192,853          443,583
        Loss from continuing        (62,442)        (312,581)
           operations before
                income taxes

Prov
isio                                -                -
   n
 for
inco
  me
taxe
   s
     Loss from continuing           (62,442)        (312,581)
     operations

Disc
onti
nued
oper
atio
 ns:

     Loss from operations of
                discontinued -                              -
          subsidiaries (less
     applicable income taxes
                      of $0)

         Loss on disposal of
          subsidiaries (less -                      (391,926)
     applicable income taxes
                      of $0)

     Net loss                              $                $
                                    (62,442)        (704,507)

     Per share:
     Continuing operations                 $                $
                                      (0.00)           (0.02)

     Discontinued operations               $                $
                                           -           (0.02)

     Net loss                              $                $
                                      (0.00)           (0.04)

Weig
hted                                18,455,31        17,739,11
aver                                       4                8
 age
shar
  es

The
acco
mpan
ying
note
 s
are
 an
inte
gral
part
 of
thes
 e
stat
emen
ts.


        INNOVET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Unaudited)




                                                                 Capital
                                                                    in
                                                Common       Excess of
                                                 Stock
                                                Shares   Amount Par Value

Balance, January 1, 1994                                      $         $
                                               17,686,28 17,686 18,838,67
                                                       1                1

Capital representing exercise of stock options
                                                 568,700    569         -
Capital representing stock issued in exchange
for services                                      39,900     40    15,485
Capital representing stock option grants
Net loss
Balance, December 31, 1994
                                               18,294,88 18,295 18,854,15
                                                       1                6

Capital representing exercise of stock options
                                                 360,000    360         -
Capital representing stock issued in exchange
for services                                       2,000      2     2,498
Net loss
Balance, June 30, 1995                                        $         $
                                               18,656,88 18,657 18,856,65
                                                       1                4



                                                 Capital               Total
                                                Represent Accumulate Stockholde
                                                   ing         d        rs'
                                                  Stock     Deficit    Equity
                                                 Grants

Balance, January 1, 1994                                $                    $
                                                5,485,139 $(18,906,6 5,434,823
                                                                 73)

Capital representing exercise of stock options
                                                                           569
Capital representing stock issued in exchange
for services                                                            15,525
Capital representing stock option grants
                                                   29,851               29,851
Net loss
                                                          (5,224,421 (5,224,421
                                                                   )         )
Balance, December 31, 1994
                                                5,514,990 (24,131,09   256,347
                                                                  4)

Capital representing exercise of stock options
                                                                           360
Capital representing stock issued in exchange
for services                                                             2,500
Capital representing stock option grants
                                                        -                    -
Net loss                                                   (246,314)
                                                                     (246,314)
Balance, June 30, 1995                                  $                    $
                                                5,514,990 $(24,377,4    12,893
                                                                 08)

The accompanying notes are an integral part of
               these statements.

IN
NO
VE
T,
IN
C.
AN
D
SU
BS
ID
IA
RI
ES

CO
NS
OL
ID
AT
ED
ST
AT
EM
EN
TS
OF
CA
SH
FL
OW
S
(U
na
ud
it
ed
)

                                                Six
                                               Months
                                               Ended
                                              June 30
                                                1995         1994
Ca
sh
fl
ow
 s
fr
om
op
er
at
in
 g
ac
ti
vi
ti
es
 :
   Ne                                                 $
   t                                         (246,314)     $(1,476,2
  lo                                                             67)
  ss
   Ad
  ju
  st
  me
  nt
   s
  to
  re
  co
  nc
  il
   e
  ne
   t
  lo
  ss
  to
  ne
   t

  ca
  sh
  us
  ed
  in
  op
  er
  at
  in
   g
  ac
  ti
  vi
  ti
  es
   :
     S                                           2,500
     t                                                        17,700
     o
     c
     k
     i
     s
     s
     u
     e
     d
     f
     o
     r
     s
     e
     r
     v
     i
     c
     e
     s
     C                                               -
     o                                                        19,403
     m
     p
     e
     n
     s
     a
     t
     i
     o
     n
     u
     n
     d
     e
     r
     s
     t
     o
     c
     k
     o
     p
     t
     i
     o
     n
     p
     l
     a
     n
     A                                           1,760
     m                                                         1,760
     o
     r
     t
     i
     z
     a
     t
     i
     o
     n
     e
     x
     p
     e
     n
     s
     e
     D                                           2,895
     e                                                         5,336
     p
     r
     e
     c
     i
     a
     t
     i
     o
     n
     e
     x
     p
     e
     n
     s
     e
     F                                         (5,873)
     o                                                             -
     r
     e
     i
     g
     n
     c
     u
     r
     r
     e
     n
     c
     y
     t
     r
     a
     n
     s
     a
     c
     t
     i
     o
     n
     (
     g
     a
     i
     n
     )
     /
     l
     o
     s
     s
     L                                           4,355
     o                                                         4,790
     s
     s
     o
     n
     s
     a
     l
     e
     o
     f
     e
     q
     u
     i
     p
     m
     e
     n
     t
     L                                               -
     o                                                       391,926
     s
     s
     o
     n
     d
     i
     s
     p
     o
     s
     a
     l
     o
     f
     d
     i
     s
     c
     o
     n
     t
     i
     n
     u
     e
     d
     o
     p
     e
     r
     a
     t
     i
     o
     n
     s
     C
     h
     a
     n
     g
     e
     s
     i
     n
     o
     p
     e
     r
     a
     t
     i
     n
     g
     a
     s
     s
     e
     t
     s
     a
     n
     d
     l
     i
     a
     b
     i
     l
     i
     t
     i
     e
     s

     n
     e
     t
     o
     f
     e
     f
     f
     e
     c
     t
     s
     f
     r
     o
     m
     a
     c
     q
     u
     i
     s
     i
     t
     i
     o
     n
     s
     /
     d
     i
     s
     p
     o
     s
     i
     t
     i
     o
     n
     o
     f
     s
     u
     b
     s
     i
     d
     i
     a
     r
     i
     e
     s
     :
       (                                         1,029
       I                                                    (32,126)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       a
       c
       c
       o
       u
       n
       t
       s
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       (                                       839,583
       I                                                           -
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       i
       n
       v
       e
       s
       t
       m
       e
       n
       t
       s
       (                                       145,170
       I                                                           -
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       o
       t
       h
       e
       r
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       s
       (                                             -
       I                                                       5,218
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       i
       n
       v
       e
       n
       t
       o
       r
       y
       (                                             -
       I                                                    (75,000)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       n
       o
       t
       e
       s
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       (                                       (9,987)
       I                                                    (54,564)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       p
       r
       e
       p
       a
       i
       d
       e
       x
       p
       e
       n
       s
       e
       s
       (                                        25,745
       I                                                    (24,176)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       s
       e
       c
       u
       r
       i
       t
       y
       d
       e
       p
       o
       s
       i
       t
       s
       a
       n
       d
       o
       t
       h
       e
       r
       a
       s
       s
       e
       t
       s
       I                                      (66,839)
       n                                                     241,479
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       a
       c
       c
       o
       u
       n
       t
       s
       p
       a
       y
       a
       b
       l
       e
       I                                     (100,646)
       n                                                   (114,240)
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       a
       c
       c
       r
       u
       e
       d
       e
       x
       p
       e
       n
       s
       e
       s
       I                                     (704,961)
       n                                                           -
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       s
       h
       o
       r
      t-
       t
       e
       r
       m
       b
       o
       r
       r
       o
       w
       i
       n
       g
       s
       D
       i
       s
       c
       o
       n
       t
       i
       n
       u
       e
       d
       o
       p
       e
       r
       a
       t
       i
       o
       n
      s-
       n
       o
       n
       c
       a
       s
       h
       c
       h
       a
       r
       g
       e
       s
       a
       n
       d
         working capital changes
                                                     -       463,389
         Net cash used for operating
         activities                          (111,583)     (625,372)

Ca
sh
fl
ow
 s
fr
om
in
ve
st
in
 g
ac
ti
vi
ti
es
 :
   Sa                                            22,428
  le                                                           1,200
  of
  pr
  op
  er
  ty
   ,
  pl
  an
   t
  an
   d
  eq
  ui
  pm
  en
   t
   Pu                                                 -
  rc                                                         (2,391)
  ha
  se
  of
  pr
  op
  er
  ty
   ,
  pl
  an
   t
  an
   d
  eq
  ui
  pm
  en
   t
   Pr                                                 -
  oc                                                          10,000
  ee
  ds
  fr
  om
  sa
  le
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
   In                                                 -
  ve                                                        (16,884)
  st
  in
   g
  ac
  ti
  vi
  ti
  es
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
         Net cash provided by (used) for
         investing activities                   22,428       (8,075)


                                                           (continue
                                                                  d)


IN
NO
VE
T,
IN
C.
AN
D
SU
BS
ID
IA
RI
ES

CO
NS
OL
ID
AT
ED
ST
AT
EM
EN
TS
OF
CA
SH
FL
OW
S
(U
na
ud
it
ed
)

                                                Six
                                               Months
                                               Ended
                                              June 30
                                                1995         1994

Ca
sh
fl
ow
 s
fr
om
fi
na
nc
in
 g
ac
ti
vi
ti
es
 :
   Pr                                               360
  oc                                                             179
  ee
  ds
  fr
  om
  ex
  er
  ci
  se
  of
  st
  oc
   k
  op
  ti
  on
   s
   Re                                                 -
  pa                                                        (50,000)
  ym
  en
   t
  of
  di
  re
  ct
  or
  /o
  ff
  ic
  er
  /s
  ha
  re
  ho
  ld
  er
  lo
  an
   s
   Pr                                                 -
  oc                                                       1,000,000
  ee
  ds
  fr
  om
  di
  re
  ct
  or
  /o
  ff
  ic
  er
  /s
  ha
  re
  ho
  ld
  er
  lo
  an
   s
   Fi                                                 -
  na                                                        (84,296)
  nc
  in
   g
  ac
  ti
  vi
  ti
  es
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
         Net cash provided by financing
         activities                                360       865,883


In                                            (88,795)
cr                                                           232,436
ea
se
(d
ec
re
as
e)
in
ca
sh
an
 d
ca
sh
eq
ui
va
le
nt
 s

Ca                                             170,472
sh                                                           582,622
an
 d
ca
sh
eq
ui
va
le
nt
s,
be
gi
nn
in
 g
of
pe
ri
od

Ca                                      $       81,677             $
sh                                                           815,058
an
 d
ca
sh
eq
ui
va
le
nt
s,
en
 d
of
pe
ri
od


Su
pp
le
me
nt
al
di
sc
lo
su
re
 s
of
ca
sh
fl
ow
in
fo
rm
at
io
 n
   Ca
  sh
  pa
  id
  du
  ri
  ng
  th
   e
  ye
  ar
   :
     I                                  $       41,577             $
     n                                                        24,428
     t
     e
     r
     e
     s
     t

Su
pp
le
me
nt
al
sc
he
du
le
of
no
nc
as
 h
in
ve
st
in
 g
an
 d
fi
na
nc
in
 g
ac
ti
vi
ti
es
 :

(a In
)  19
  95
   ,
  th
   e
  Co
  mp
  an
   y
  re
  tu
  rn
  ed
   a
  la
  bo
  ra
  to
  ry
  ma
  ch
  in
   e
  to
  th
   e
  ve
  nd
  or
  va
  lu
  ed
  at
  $1
  8,
  80
   0
  wh
  ic
   h
  wa
   s
   us
  ed
  in
  th
   e
  re
  se
  ar
  ch
  an
   d
  de
  ve
  lo
  pm
  en
   t
  of
  th
   e
  ge
  nd
  er
  se
  le
  ct
  io
   n
  te
  ch
  no
  lo
  gy
   .

(b In
)  19
  94
   ,
  th
   e
  Co
  mp
  an
   y
  so
  ld
  it
   s
  wh
  ol
  ly
  ow
  ne
   d
  su
  bs
  id
  ia
  ry
   ,
  DR
   A
   &
  As
  so
  ci
  at
  es
  in
  ex
  ch
  an
  ge
  fo
   r
   $1
  0,
  00
   0
  in
  ca
  sh
  an
   d
   a
  fi
  ve
  ye
  ar
  no
  te
  re
  ce
  iv
  ab
  le
  in
  th
   e
  am
  ou
  nt
  of
  $7
  5,
  00
  0.

Th
e
ac
co
mp
an
yi
ng
no
te
s
ar
e
an
in
te
gr
al
pa
rt
of
th
es
e
st
at
em
en
ts
 .

                      INNOVET, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1995


NOTE A - BASIS OF CONSOLIDATION

      The Consolidated Condensed Balance Sheets at June 30, 1995 and December 31, 1994 and the related Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1995 and 1994, Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1995 and Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1995 and 1994, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the six months ended June 30, 1995 have been included.


NOTE B - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has a significant accumulated deficit. During 1994, the Company implemented a strategic plan in order to overcome its financial difficulties. The Company divested all of its operating subsidiaries, thereby greatly reducing its future losses and converting the subsidiaries' assets to cash in order to provide working capital and reduce its obligations to creditors.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to be successful in and to finance its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might result from the above uncertainties.

     At June 30, 1995, the Company had $81,677 in cash and cash equivalents which, combined with remaining assets, are not sufficient to support its operations for the next twelve months. Management has taken or will take the following steps to attempt to improve its financial condition:

      In April 1995, in connection with the sale of its wholly-owned subsidiary, Cambridge Veterinary Sciences, Limited ("CVS") to Enviromed plc, the Company sold 886,700 Enviromed plc shares for 75 pence each in two
  separate   transactions.    Proceeds   of   $1,060,000   were   received.
  Approximately $880,000 was used to retire a secured bank debt , with the balance of $180,000 available to the Company.
      The Company's outstanding obligations at June 30, 1995 have been reduced essentially to its current accounts payable and to its obligation to its former President and Chief Executive Officer, Jesse Houdeshell, pursuant to the Termination, Release and Consulting Agreement with Dr. Houdeshell dated February 23, 1994. The Company is currently negotiating a modification of this agreement due to the Company's present financial condition.
     The Company has reduced its corporate operating and personnel expenses in order to conserve cash. In July 1995, the Company terminated its long-term office lease which was due to expire in October 1997 and moved to a new location. This has resulted in a two-thirds reduction in the Company's monthly rental expense.
     The Company continues to seek methods to increase revenues from the sale of this product. The Company has received future purchase orders for monthly deliveries from August to December 1995 that would provide estimated revenues of $211,250. However, the present sales volume is not sufficient to cover all of the Company's working capital needs for the next twelve months.
     The Company has engaged in negotiations to sell or license the rights to its consumer product and both its IVET-629 and gender selection technologies to raise more cash.
     The Company is examining opportunities to merge with and/or acquire other companies which would provide revenues and cash flow sufficient to sustain it.
     The Company is due 98,522 shares of Enviromed plc stock from the sale of its wholly owned subsidiary CVS. However, on June 22, 1995, the date the shares were to be issued to the Company, the Company was notified of a claim under the warranties provision of the sale agreement which hinders the release of the remaining shares. As of the date of this report, the 98,522 shares have not been issued to the Company. The Company is pursuing this matter with its legal counsel in order to arrive at a quick and favorable resolution. Accordingly, the receivable on the balance sheet representing these shares (under the caption other receivables) was adjusted from its carrying price of 68 pence to the market value of 45 pence per share which resulted in a charge of $36,083 in the second quarter.

      Management believes that as a result of the actions stated above, the Company can continue in operation; however, there is no assurance that such actions will be consummated or will eliminate the Company's losses or the need for additional capital.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Results of Operations.

      (1) Three months ending June 30. Revenues. Total sales for the pet stain and odor eliminator increased from $99,169 for the three months ending June 30, 1994 to $124,844 for the same period in 1995. Even though the number of orders and volume sold were approximately the same for each time period under comparison, there was a credit of $26,445 issued in May 1994 for product that was reworked and subsequently invoiced in the third quarter of 1994. Also, the 1994 sales included $9,357 of diagnostic kit sales. The sale of diagnostic kits by InnoVet Inc. ceased in December 1994 due to the sale of the manufacturing subsidiary, CVS.

      Gross margins. Gross margins decreased from 45% for the three months ending June 30, 1994 to 42% for the same period in 1995 mainly due to the change in product mix included in gross margin. Diagnostic kit sales ceased in December 1994 and the pet stain and odor eliminator aerosol was the only product sold in 1995.

      Compensation of officers and employees. Compensation of officers and employees was reduced by $21,175 or 29% due to one less officer in the current quarter compared to the same period ended June 30, 1994. Compensation from grants under stock option plans was reduced from $14,970 for the three months ending June 30, 1994 to $0 for the same period in 1995 since no stock options were granted to officers and employees.

     Consulting fees. Consulting fees were lower in 1995 by $50,530 or 97% due to the termination of all consulting agreements provided by Ronald S. Brakke, Chief Executive Officer who resigned on April 5, 1995.

      Research and development expenses. Research and development expenses decreased by $16,539 or 60% in the second quarter 1995 compared to the same quarter last year. The Company has suffered delays in the licensing of
IVET-629 and the development of the gender selection technology. To conserve cash, the Company suspended further development of its gender selection technology and biological testing of its IVET-629 product in 1995.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $85,811 or 46% in the second quarter of 1995 compared to the same quarter for 1994. The lower selling, general and administrative expenses for the second quarter of 1995 are attributable to the continuing cost-cutting program which began in April of 1994.

      Gain on sale of securities. The Company recorded a gain on the sale of marketable securities of $99,979 in the second quarter 1995 due to the sale of 886,700 capital shares of Enviromed plc that was received from the sale of CVS. At the close of the Company's calendar year ending December 31, 1994, the shares were valued at 68 pence per share. The shares were sold in the second quarter of 1995 to institutional investors in Britain under two separate transactions at a price of 75 pence each, thereby resulting in the recognized gain.
     Interest income and expense. Interest income decreased by $22,662 for the three months ending June 30, 1995 compared to the same period in 1994. The interest bearing cash accounts that were collateral for bank loans were used to payoff the loans in 1994, thereby reducing the cash balances generating interest income for 1995. Interest expense increased for the second quarter of 1995 compared to the same quarter of the prior year by $16,981 due to a short-term bank loan which was drawn down by the Company in December of 1994. The proceeds of the loan were used to repay secured lenders as a condition precedent to the sale of CVS. The balance of the loan was repaid in May of 1995.

      Provision for income taxes. The Company has not recorded any income tax expense (benefit) since the Company has never been profitable. The Company's net loss decreased by $642,065 from a net loss of $704,507 for the three months ended June 30, 1994 to a net loss of $62,442 for the three months ended June 30, 1995. The net loss decreased in 1995 resulting from the divestiture of all operating subsidiaries in 1994, a reduction in corporate operating and personnel expenses, and a recognized gain from the sale of the Enviromed plc shares.

      Discontinued operations. In the quarter ended June 30, 1994, losses of $391,926 were recorded as a loss on disposal of the discontinued operations of the former subsidiaries. No losses from discontinued operations were recorded in the same period of 1995 since the divestiture of all subsidiaries was completed in 1994.

      (2) Six months ending June 30. Revenues. Total sales decreased by $28,043 for the six months ending June 30, 1995 compared to the same six months for 1994. The sales decline was due to the discontinued sales of diagnostic kits by the Company after the sale of its manufacturing subsidiary, CVS in December 1994. The 1994 sales for the first six months included $24,034 of diagnostic kit sales compared to $0 in 1995 for the same six months.

      Cost of revenues. Cost of revenues decreased by $19,669 for the six months ending June 30, 1995 compared to the same period for the prior year because of the discontinued sales of diagnostic kits.

      Compensation of officers and employees. Compensation of officers and employees was reduced by $34,956 or 25% because one less officer was employed in the current six months compared to the same period in 1994. Compensation from grants under stock option plans was reduced from $19,403 for the six months ending June 30, 1994 to $0 for the same period in 1995 because no stock options were granted.

     Consulting fees. Consulting fees were lower in 1995 by $90,907 or 82% due to the termination of all consulting agreements provided by Ronald S. Brakke, Chief Executive Officer who resigned on April 5, 1995.

      Research and development expenses. Research and development expenses decreased by $12,183 or 22% in the first half of 1995 compared to the same period last year. The Company has experienced delays in the licensing of
IVET-629 and the development of the gender selection technology. To conserve cash, the Company suspended further development of its gender selection technology and biological testing of its IVET-629 product in 1995.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $169,109 or 48% in the first six months of 1995 compared to the same period of 1994. The lower selling, general and administrative expenses for the first half of 1995 are attributable to the continuing cost-cutting program which began in April of 1994.

     Legal expenses. Legal expenses decreased by $15,720 in the first half of 1995 compared to the same period in 1994. Legal expenses for the first half of 1994 included one-time expenditures relating to the agreement with Jesse Houdeshell, the former President and Chief Executive Officer of the Company who retired on March 1, 1994.

     Gain on sale of marketable securities. The Company recorded a gain on sale of marketable securities of $99,979 in the six months ending June 30, 1995 due to the sale of 886,700 capital shares of Enviromed plc stock that was received from the sale of CVS in December 1994. At the close of the Company's calendar year ending December 31, 1994, the shares were valued at 68 pence. The mentioned shares were sold in the second quarter of 1995 to institutional investors in Britain under two separate transactions at a price of 75 pence each, thereby resulting in the recognized gain.

     Interest income and expense. Interest income decreased by $27,607 for the six months ending June 30, 1995 compared to the same period in 1994. The interest bearing cash accounts that were collateral for bank loans were used to payoff their respective loans in 1994, thereby reducing the cash balances generating interest income for 1995. Interest expense increased for the six months ending June 30, 1995 compared to the same period of the prior year by $35,197 due to a short-term bank loan which was drawn down by the Company in December of 1994. The proceeds of the loan were used to repay secured lenders as a condition precedent to the sale of CVS. The balance of the loan was repaid in May of 1995.

      Provision for income taxes. The Company has not recorded any income tax expense (benefit) since the Company has never been profitable. The Company's net loss decreased by $1,229,953 from a net loss of $1,476,267 for six months ended June 30, 1994 to a net loss of $246,314 for the six months ended June 30, 1995. The net loss decreased in 1995 resulting from the divestiture of all operating subsidiaries in 1994, a reduction in corporate operating and personnel expenses, and a recognized gain from the sale of the Enviromed plc shares.

      Discontinued operations. For the six months ending June 30, 1994, losses of $462,897 were recorded as losses from operations of discontinued subsidiaries. These losses were incurred from the beginning of the year through March 31, 1994, the date the decision was made to dispose of the subsidiaries. Also, in the six months ending June 30, 1994, losses of $391,926 were recorded as a loss on disposal of the discontinued operations of the former subsidiaries. No losses from discontinued operations were recorded in the same period during 1995 since the divestiture of all subsidiaries was completed in 1994.

(b)  Liquidity.

     At June 30, 1995, the Company had $81,677 in cash and cash equivalents which combined with the remaining assets is not sufficient to support its operations for the next twelve months. As more fully described in Note B to the June 30, 1995 financial statements, the Company has taken action and has plans to revise its operations and financial requirements. See Note B to the financial statements.

     The Company's only source of revenue is from the sale of its pet stain and odor eliminator aerosol product. The Company has received future purchase orders for monthly deliveries from August to December 1995 that would provide revenues of $211,250. However, the present sales volume is not sufficient to cover all of the Company's working capital needs for the next twelve months.

      In the meantime, the Company is actively devoting its efforts to expanding sales of its consumer aerosol product to mass markets. The Company has been attempting to negotiate the sale or license of the rights to its consumer product and both its IVET-629 and gender selection technologies to raise cash. The Company is examining opportunities to acquire or merge with other companies to obtain additional revenue and cash flow sufficient to sustain it.

      Management believes that as a result of the actions discussed above, the Company can continue in operation; however, there is no assurance that such actions will be consummated or will eliminate the Company's losses or the need for additional capital.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                           None

Item 2.   Changes in Securities.                       None

Item 3.   Defaults Upon Senior Securities.                  None

Item 4.   Submission of Matters to a Vote of Security Holders.   None

Item 5.   Other Information.

           On July 11, 1995, the Company's common stock was stricken from listing on the Emerging Company Marketplace of the American Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934 ("Exchange Act"). The Company is still required to file annual and periodic reports under Section 15(d) of the Exchange Act. The Company believes that its common stock will trade on the OTC Bulletin Board in the near future.

           On  August  2,  1995,  Dr. Richard L. Franklin,  resigned  as  a director of the Company. No reason was given for Dr. Franklin's resignation. There were no disagreements between Dr. Franklin and the Company.

Item 6.   Exhibits and Reports on Form 8-K.

           On April 20, 1995, the Company filed a Form 8-K to report the resignation of its Chief Executive Officer, Ronald S. Brakke and the resignation of a director, Howard Thomas, on April 5, 1995.
                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              InnoVet, Inc.
                              (Registrant)






                              /s/SCOTT P. CIELEWICH

Date:  August 7, 1995              Scott P. Cielewich, Executive Vice
President and
                              Chief Financial Officer