Form 10QSB
period 1995-09-30
INNOVET INC
filed 1995-11-15
CIK 821243

18

                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.001 Par Value; 18,656,881 shares outstanding as of November 12, 1995.
                              INDEX

                          INNOVET, INC.

PART I. FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements (Unaudited)

     Consolidated Condensed Balance Sheets
           September 30, 1995 and December 31, 1994
4

     Consolidated Condensed Statements of Operations
          Nine months ended September 30, 1995 and 1994
5
          Three months ended September 30, 1995 and 1994
6

     Consolidated Statement of Stockholders' Equity
          Nine months ended September 30, 1995
7

     Consolidated Condensed Statement of Cash Flows
          Nine months ended September 30, 1995 and 1994
8

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






                 PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements.

































INNOVE
  T,
 INC.
 AND
SUBSID
IARIES

CONSOL
IDATED
CONDEN
 SED
BALANC
  E
SHEETS

(Unaud
ited)

                        ASSETS                 Septembe December 31,
                                                 r 30,
                                                 1995         1994
Curren
     t
assets
       Cash and cash equivalents                       $            $
                                                  7,702      170,472
       Investments
                                                      -      839,583
         Accounts receivable, net of allowance
                   for doubtful accounts of $0
          for 1995 and 1994, respectively
                                                 42,371        1,029
       Other receivables
                                                      -      209,895
       Prepaid expenses and other current
      assets                                     16,535       11,217
                 Total current assets            66,608     1,232,19
                                                                   6

Proper                                            2,542
   ty,                                                        38,361
 plant
   and
equipm
ent at
  cost
  less
accumu
 lated
deprec
iation

 Other
assets
       Notes receivable, long-term, net of
      allowance for doubtful accounts of              -            -
      $105,000 for 1995 and 1994,
      respectively
       Patents, net
                                                 25,366       28,006
       Investments
                                                 80,000       80,000
       Security deposits and other assets
                                                 24,049       52,676
                     Total assets                     $            $
                                                198,565     1,431,23
                                                                   9

         LIABILITIES AND STOCKHOLDERS' EQUITY

Curren
     t
liabil
 ities
       Accounts payable                                $            $
                                                 54,846      135,517
       Bank loan, short-term
                                                      -      704,961
       Accrued expenses
                                                225,000      334,414
              Total current liabilities         279,846     1,174,89
                                                                   2

Stockh
olders
     '
equity
                Common stock, $.001 par value,
                100,000,000 shares authorized;
         18,656,881 shares issued at September
      30, 1995 and
         18,294,881 shares issued at December
      31, 1994                                   18,657       18,295
       Capital in excess of par value
                                               18,856,6     18,854,1
                                                     54           56
       Capital representing stock grants
                                               5,514,99     5,514,99
                                                      0            0
       Accumulated deficit
                                               (24,471,     (24,131,
                                                   582)         094)

                                               (81,281)      256,347
         Total liabilities and stockholders'          $            $
                        equity                  198,565     1,431,23
                                                                   9


 The
accomp
anying
notes
are an
integr
  al
 part
  of
these
statem
ents.

 INNOVET, INC. AND
    SUBSIDIARIES

    CONSOLIDATED
CONDENSED STATEMENT
   OF OPERATIONS
    (Unaudited)

                                                Nine
                                               Month
                                               s
                                               Ended
                                                Septe
                                               mber
                                               30,
                                          1995        1994

            Revenues
                     Sales                    $           $
                                         294,52      361,22
                                              6           4
                     Other income
                                         9,556       9,819
                     Interest             3,051      43,947
                     income, net

                                         307,13      414,99
                                              3           0
  Costs and expenses
                     Cost of sales       170,63      212,44
                                              3           9
                     Compensation
                       Officers and      137,63      214,97
                     employees                3           2
                       Grants under                  27,371
                     stock option        -
                     plans
                     Consulting          19,438      166,01
                                                          1
                     Research and        43,456      124,05
                     development                          4
                           Selling,      281,635       313,32
                        general and                         0
                     administrative
                           expenses
                     Legal fees          58,915      112,14
                                                          8
                     Depreciation         1,138       7,965
                     expense
                            Foreign      (5,873)
                           currency                    -
                        transaction
                        (gain)/loss
                     Gain on sale        (99,97
                     of marketable           9)      10,764
                     securities
                     Interest            40,625
                     expense                         33,796
                                         647,62      1,222,
                                              1         850
                          Loss from    (340,488)       (807,8
                         continuing                       60)
                         operations
                      before income
                              taxes

Provision for income
               taxes                              -           -
                     Loss from           (340,4      (807,8
                     continuing             88)         60)
                     operations

        Discontinued
         operations:

                          Loss from
                      operations of -                  (462,8
                       discontinued                    97)
                       subsidiaries
                              (less
                         applicable
                       income taxes
                             of $0)

                            Loss on
                        disposal of -                  (1,769
                       subsidiaries                    ,357)
                              (less
                         applicable
                       income taxes
                             of $0)

                     Net loss                 $           $
                                         (340,4      (3,040
                                            88)       ,114)

                     Per share:
                     Continuing               $           $
                     operations          (0.02)      (0.05)

                     Discontinued             $           $
                     operations               -      (0.12)

                     Net loss                 $           $
                                         (0.02)      (0.17)

    Weighted average
              shares                              18,566      17,893
                                                    ,214        ,916

    Consolidated
Condensed Statements
   of Operations
 continued on next
       page.

  The accompanying
    notes are an
  integral part of
 these statements.
 INNOVET, INC. AND
    SUBSIDIARIES

    CONSOLIDATED
CONDENSED STATEMENT
   OF OPERATIONS
    (Unaudited)

                                                Three
                                                Month
                                                  s
                                                Ended
                                                Septe
                                                mber
                                                 30,
                                          1995        1994

            Revenues
                     Sales                    $           $
                                         85,723      124,37
                                                          8
                     Other income
                                          4,000           -
                     Interest
                     income, net              6      13,295

                                         89,729      137,67
                                                          3
  Costs and expenses
                     Cost of sales
                                         49,667      71,814
                     Compensation
                       Officers and
                     employees           34,408      76,791
                       Grants under
                     stock option             -       7,968
                     plans
                     Consulting
                                              -      55,666
                     Research and
                     development          (913)      67,502
                           Selling,
                        general and        95,902      (41,52
                     administrative                        2)
                           expenses
                     Legal fees
                                          6,596      44,109
                     Depreciation
                     expense             (1,757       2,629
                                              )
                            Foreign
                           currency             -           -
                        transaction
                        (gain)/loss
                     Gain on sale
                     of marketable            -      10,764
                     securities
                     Interest
                     expense                  -      28,368
                                         183,90      324,08
                                              3           9
                          Loss from      (94,174)      (186,4
                         continuing                       16)
                         operations
                      before income
                              taxes

Provision for income
               taxes                               -            -
                     Loss from           (94,17      (186,4
                     continuing              4)         16)
                     operations

        Discontinued
         operations:

                          Loss from
                      operations of -                       -
                       discontinued
                       subsidiaries
                              (less
                         applicable
                       income taxes
                             of $0)

                            Loss on
                        disposal of -                  (1,377
                       subsidiaries                     ,431)
                              (less
                         applicable
                       income taxes
                             of $0)

                     Net loss                 $           $
                                         (94,17      (1,563
                                             4)       ,847)

                     Per share:
                     Continuing               $           $
                     operations          (0.01)      (0.01)

                     Discontinued             $           $
                     operations               -      (0.08)

                     Net loss                 $           $
                                         (0.01)      (0.09)

    Weighted average
              shares                               18,566      17,893
                                                     ,214        ,916

  The accompanying
    notes are an
  integral part of
 these statements.
 INNOVET, INC. AND
    SUBSIDIARIES

    CONSOLIDATED
    STATEMENT OF
STOCKHOLDERS' EQUITY
    (Unaudited)




                                         Capita Capit       Total
                                          l in   al
                      Common Stock   Excess of  Repre Accumu Stock
                                                senti  lated holde
                                                 ng           rs'
                         Shares     Amou  Par   StockDefici Equit
                                     nt  Value  Grant  t      y
                                                  s

Balance, January 1,      17,686,281    $      $    $            $
1994                                17,6 18,838 5,485 $(18,9 5,434
                                      86   ,671 ,139 06,673  ,823
                                                          )

Capital representing        568,700
exercise of stock                    569      -               569
options
Capital representing
stock issued in              39,900   40 15,485             15,52
exchange for                                                    5
services
Capital representing
stock option grants                             29,85        29,85
                                                   1            1
Net loss
                                                     (5,224 (5,22
                                                      ,421) 4,421
                                                                )
Balance, December        18,294,881
31, 1994                            18,2 18,854 5,514 (24,13 256,3
                                      95   ,156 ,990 1,094)    47

Capital representing        360,000
exercise of stock                    360      -               360
options
Capital representing
stock issued in               2,000    2  2,498             2,500
exchange for
services
Net loss                                             (340,4
                                                        88) (340,
                                                             488)
Balance, September       18,656,881    $      $    $            $
30, 1995                            18,6 18,856 5,514 $(24,4 (81,2
                                      57   ,654 ,990 71,582   81)
                                                          )

  The accompanying
    notes are an
  integral part of
 these statements.
IN
NO
VE
T,
IN
C.
AN
D
SU
BS
ID
IA
RI
ES

CO
NS
OL
ID
AT
ED
ST
AT
EM
EN
TS
OF
CA
SH
FL
OW
S
(U
na
ud
it
ed
)

                                                Nine
                                               Months
                                               Ended
                                             September
                                                 30
                                                1995         1994
Ca
sh
fl
ow
 s
fr
om
op
er
at
in
 g
ac
ti
vi
ti
es
 :
   Ne                                                 $
   t                                         (340,488)     $(3,040,1
  lo                                                             14)
  ss
   Ad
  ju
  st
  me
  nt
   s
  to
  re
  co
  nc
  il
   e
  ne
   t
  lo
  ss
  to
  ne
   t

  ca
  sh
  us
  ed
  in
  op
  er
  at
  in
   g
  ac
  ti
  vi
  ti
  es
   :
     S                                           2,500
     t                                                        17,700
     o
     c
     k
     i
     s
     s
     u
     e
     d
     f
     o
     r
     s
     e
     r
     v
     i
     c
     e
     s
     C                                               -
     o                                                        27,371
     m
     p
     e
     n
     s
     a
     t
     i
     o
     n
     u
     n
     d
     e
     r
     s
     t
     o
     c
     k
     o
     p
     t
     i
     o
     n
     p
     l
     a
     n
     A                                           2,640
     m                                                         2,641
     o
     r
     t
     i
     z
     a
     t
     i
     o
     n
     e
     x
     p
     e
     n
     s
     e
     D                                           1,138
     e                                                         7,965
     p
     r
     e
     c
     i
     a
     t
     i
     o
     n
     e
     x
     p
     e
     n
     s
     e
     F                                         (5,873)
     o                                                             -
     r
     e
     i
     g
     n
     c
     u
     r
     r
     e
     n
     c
     y
     t
     r
     a
     n
     s
     a
     c
     t
     i
     o
     n
     (
     g
     a
     i
     n
     )
     /
     l
     o
     s
     s
     L                                           9,809
     o                                                         4,790
     s
     s
     o
     n
     s
     a
     l
     e
     o
     f
     e
     q
     u
     i
     p
     m
     e
     n
     t
     L                                               -
     o                                                     1,769,357
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
     :
       (                                      (41,342)
       I                                                      50,599
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       a
       c
       c
       o
       u
       n
       t
       s
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       (                                       839,583
       I                                                           -
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       i
       n
       v
       e
       s
       t
       m
       e
       n
       t
       s
       (                                       215,768
       I                                                           -
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       o
       t
       h
       e
       r
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       s
       (                                             -
       I                                                       6,025
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       i
       n
       v
       e
       n
       t
       o
       r
       y
       (                                             -
       I                                                    (75,000)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       n
       o
       t
       e
       s
       r
       e
       c
       e
       i
       v
       a
       b
       l
       e
       (                                       (5,318)
       I                                                    (24,190)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       p
       r
       e
       p
       a
       i
       d
       e
       x
       p
       e
       n
       s
       e
       s
       (                                        28,627
       I                                                     (3,721)
       n
       c
       r
       e
       a
       s
       e
       )
       d
       e
       c
       r
       e
       a
       s
       e
       i
       n
       s
       e
       c
       u
       r
       i
       t
       y
       d
       e
       p
       o
       s
       i
       t
       s
       a
       n
       d
       o
       t
       h
       e
       r
       a
       s
       s
       e
       t
       s
       I                                      (80,671)
       n                                                      71,509
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       a
       c
       c
       o
       u
       n
       t
       s
       p
       a
       y
       a
       b
       l
       e
       I                                     (109,414)
       n                                                   (178,356)
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       a
       c
       c
       r
       u
       e
       d
       e
       x
       p
       e
       n
       s
       e
       s
       I                                     (704,961)
       n                                                           -
       c
       r
       e
       a
       s
       e
       (
       d
       e
       c
       r
       e
       a
       s
       e
       )
       i
       n
       s
       h
       o
       r
      t-
       t
       e
       r
       m
       b
       o
       r
       r
       o
       w
       i
       n
       g
       s
       D
       i
       s
       c
       o
       n
       t
       i
       n
       u
       e
       d
       o
       p
       e
       r
       a
       t
       i
       o
       n
      s-
       n
       o
       n
       c
       a
       s
       h
       c
       h
       a
       r
       g
       e
       s
       a
       n
       d
         working capital changes
                                                     -       497,611
         Net cash used for operating
         activities                          (188,002)     (865,813)

Ca
sh
fl
ow
 s
fr
om
in
ve
st
in
 g
ac
ti
vi
ti
es
 :
   Sa                                            24,872
  le                                                           1,200
  of
  pr
  op
  er
  ty
   ,
  pl
  an
   t
  an
   d
  eq
  ui
  pm
  en
   t
   Pr                                                 -
  oc                                                          10,000
  ee
  ds
  fr
  om
  sa
  le
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
   In                                                 -
  ve                                                        (16,884)
  st
  in
   g
  ac
  ti
  vi
  ti
  es
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
         Net cash provided by (used) for
         investing activities                   24,872       (5,684)


                                                           (continue
                                                                  d)



IN
NO
VE
T,
IN
C.
AN
D
SU
BS
ID
IA
RI
ES

CO
NS
OL
ID
AT
ED
ST
AT
EM
EN
TS
OF
CA
SH
FL
OW
S
(U
na
ud
it
ed
)

                                                Nine
                                               Months
                                               Ended
                                             September
                                                 30
                                                1995         1994

Ca
sh
fl
ow
 s
fr
om
fi
na
nc
in
 g
ac
ti
vi
ti
es
 :
   Pr                                               360
  oc                                                             509
  ee
  ds
  fr
  om
  ex
  er
  ci
  se
  of
  st
  oc
   k
  op
  ti
  on
   s
   Re                                                 -
  pa                                                       (400,000)
  ym
  en
   t
  of
  di
  re
  ct
  or
  /o
  ff
  ic
  er
  /s
  ha
  re
  ho
  ld
  er
  lo
  an
   s
   Pr                                                 -
  oc                                                       1,000,000
  ee
  ds
  fr
  om
  di
  re
  ct
  or
  /o
  ff
  ic
  er
  /s
  ha
  re
  ho
  ld
  er
  lo
  an
   s
   Fi                                                 -
  na                                                        (84,296)
  nc
  in
   g
  ac
  ti
  vi
  ti
  es
  of
  di
  sc
  on
  ti
  nu
  ed
  op
  er
  at
  io
  ns
         Net cash provided by financing
         activities                                360       516,213


In                                           (162,770)
cr                                                         (355,284)
ea
se
(d
ec
re
as
e)
in
ca
sh
an
 d
ca
sh
eq
ui
va
le
nt
 s

Ca                                             170,472
sh                                                           582,622
an
 d
ca
sh
eq
ui
va
le
nt
s,
be
gi
nn
in
 g
of
pe
ri
od

Ca                                     $         7,702             $
sh                                                           227,338
an
 d
ca
sh
eq
ui
va
le
nt
s,
en
 d
of
pe
ri
od


Su
pp
le
me
nt
al
di
sc
lo
su
re
 s
of
ca
sh
fl
ow
in
fo
rm
at
io
 n
   Ca
  sh
  pa
  id
  du
  ri
  ng
  th
   e
  ye
  ar
   :
     I                                  $       41,577             $
     n                                                        58,965
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

Th
e
ac
co
mp
an
yi
ng
no
te
s
ar
e
an
in
te
gr
al
pa
rt
of
th
es
e
st
at
em
en
ts
 .
                 INNOVET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995


NOTE A - BASIS OF CONSOLIDATION

      The Consolidated Condensed Balance Sheets at September 30, 1995 and December 31, 1994 and the related Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1995 and 1994, Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1995 and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the nine months ended September 30, 1995 have been included.


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

      At September 30, 1995, the Company had $7,702 in cash and cash equivalents which, combined with remaining assets, are not sufficient to support its operations for the next twelve months. Management has taken or will take the following steps to attempt to improve its financial condition:

      In April 1995, in connection with the sale of its wholly-owned subsidiary, Cambridge Veterinary Sciences, Limited ("CVS") to Enviromed plc, the Company sold 886,700 Enviromed plc shares for 75 pence each in two separate transactions. Proceeds of $1,060,000 were received. Approximately $880,000 was used to retire a secured bank debt , with the balance of $180,000 available to the Company.
      The Company's outstanding obligations at September 30, 1995 have been reduced essentially to its current accounts payable and to its obligation to its former President and Chief Executive Officer, Jesse Houdeshell, pursuant to the Termination, Release and Consulting Agreement with Dr. Houdeshell dated February 23,
  1994.   The Company is currently negotiating a modification  of
  this agreement due to the Company's present financial condition.
       The Company has reduced its corporate operating and personnel expenses in order to conserve cash. In July 1995, the Company terminated its long-term office lease which was due to expire in October 1997 and moved to a new location. This has resulted in a two-thirds reduction in the Company's monthly rental expense.
      The Company continues to seek methods to increase revenues from the sale of its product. The Company has received future purchase orders for monthly deliveries from August to December 1995 that would provide estimated revenues of $211,250. However, the present sales volume is not sufficient to cover all of the Company's working capital needs for the next twelve months.
     The Company has engaged in negotiations to sell or license the rights to its consumer product and its gender selection technology to raise more cash.
     The Company is examining opportunities to merge with and/or acquire other companies which would provide revenues and cash flow sufficient to sustain it.
     The Company is due 98,522 shares of Enviromed plc stock from the sale of its wholly owned subsidiary CVS. However, on June
22, 1995, the date the shares were to be issued to the Company, the Company was notified of a claim under the warranties provision of the sale agreement which hinders the release of the remaining shares. As of the date of this report, the 98,522 shares have not been issued to the Company. The Company is pursuing this matter with its legal counsel in order to arrive at a quick and favorable resolution. Accordingly, the receivable on the balance sheet representing these shares (under the caption other receivables) was adjusted from its carrying price of 45 pence to a market value of zero pence per share which resulted in a charge of $70,598 in the third quarter.

      Management believes that as a result of the actions stated above, the Company can continue in operation; however, there is no assurance that such actions will be consummated or will eliminate  the  Company's  losses  or  the  need  for  additional capital.
Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and                 Results of Operations.

(a)  Results of Operations.

      (1) Three months ending September 30. Revenues. Total sales for the pet stain and odor eliminator decreased by $38,655 for the three months ending September 30, 1995 to $85,723 from the same period in 1994. The decrease is due to the timing of shipments from the manufacturer of the product. Also, the 1994 sales included $13,295 of diagnostic kit sales. The sale of diagnostic kits by InnoVet Inc. ceased in December 1994 due to the sale of the manufacturing subsidiary, CVS. The Company recorded $4,000 of other income in 1995 due to the licensing of IVET-629.

      Gross margins. Gross margins decreased from 48% for the three months ending September 30, 1994 to 45% for the same period in 1995 mainly due to the change in product mix included in gross margin. Diagnostic kit sales ceased in December 1994 and the pet stain and odor eliminator aerosol was the only product sold in 1995.

      Compensation of officers and employees. Compensation of officers and employees was reduced by $42,383 or 55% due the fact that effective August 31, 1995, the Company no longer has any full-time executives. Compensation from grants under stock option plans was reduced from $7,968 for the three months ending September 30, 1994 to $0 for the same period in 1995 since no stock options were granted to officers and employees.

      Consulting fees. Consulting fees were lower in 1995 by $55,666 or 100% due to the termination of all consulting agreements provided by Ronald S. Brakke, Chief Executive Officer who resigned on April 5, 1995.

     Research and development expenses. Research and development expenses decreased by $68,415 or 100% in the third quarter 1995 compared to the same quarter last year. The Company has suffered delays in the licensing of IVET-629 and the development of the gender selection technology. To conserve cash, the Company suspended further development of its gender selection technology and biological testing of its IVET-629 product in the second quarter of 1995.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $137,424 in the third quarter of 1995 compared to the same quarter for 1994.
This increase in 1995 compared to 1994 was caused by the reclassification of expenses in 1994 from selling, general and administrative to discontinued operations for specific SG&A expenses directly related to the discontinued operations.

      Interest income and expense. Interest income decreased by $13,289 for the three months ending September 30, 1995 compared to the same period in 1994. The interest bearing cash accounts that were collateral for bank loans were used to payoff the loans in 1994, thereby reducing the cash balances generating interest income for 1995. Interest expense decreased for the third quarter of 1995 compared to the same quarter of the prior year by $28,368 due to the payment of a short-term bank loan which was drawn down by the Company in December of 1994. The proceeds of the loan were used to repay secured lenders as a condition precedent to the sale of CVS. The balance of the loan was repaid in May of 1995.

      Provision for income taxes. The Company has not recorded any income tax expense (benefit) since the Company has never been profitable. The Company's net loss decreased by $1,469,673 from a net loss of $1,563,847 for the three months ended September 30, 1994 to a net loss of $94,174 for the three months ended September 30, 1995. The net loss decreased in 1995 resulting from the divestiture of all operating subsidiaries in 1994, as well as, a reduction in corporate operating and personnel expenses.

     Discontinued operations. In the quarter ended September 30, 1994, losses of $1,377,431 were recorded as a loss on disposal of the discontinued operations of the former subsidiaries. No losses from discontinued operations were recorded in the same period of 1995 since the divestiture of all subsidiaries was completed in 1994.

     (2) Nine months ending September 30. Revenues. Total sales decreased by $107,857 for the nine months ending September 30, 1995 compared to the same nine months for 1994. The sales decline was due to the discontinued sales of diagnostic kits by the Company after the sale of its manufacturing subsidiary, CVS in December 1994, as well as, the timing of shipments of the Company's pet stain and odor eliminator. The 1994 sales for the first nine months included $27,956 of diagnostic kit sales compared to $0 in 1995 for the same nine months.

     Cost of revenues. Cost of revenues decreased by $41,816 for the nine months ending September 30, 1995 compared to the same period for the prior year because of the discontinued sales of diagnostic kits, as well as, the reduced level of shipments of the pet stain and odor eliminator product.

      Compensation of officers and employees. Compensation of officers and employees was reduced by $77,339 or 36% because one less officer was employed in the entire nine months compared to the same period in 1994. Also, effective August 31, 1995, the Company no longer has any full-time employees. Compensation from grants under stock option plans was reduced from $27,371 for the nine months ending September 30, 1994 to $0 for the same period in 1995 because no stock options were granted.

      Consulting fees. Consulting fees were lower in 1995 by $146,573 or 88% due to the termination of all consulting agreements provided by Ronald S. Brakke, Chief Executive Officer who resigned on April 5, 1995.

     Research and development expenses. Research and development expenses decreased by $80,598 or 65% in the first nine months of 1995 compared to the same period last year. The Company has experienced delays in the licensing of IVET-629 and the development of the gender selection technology. To conserve cash, the Company suspended further development of its gender selection technology and biological testing of its IVET-629 product in the first quarter of 1995.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $31,685 or 10% in the first nine months of 1995 compared to the same period of 1994. The lower selling, general and administrative expenses for the first nine months of 1995 are attributable to the continuing cost-cutting program which began in April of 1994.

      Legal expenses. Legal expenses decreased by $53,233 in the first nine months of 1995 compared to the same period in 1994. Legal expenses for the first half of 1994 included one-time expenditures relating to the agreement with Jesse Houdeshell, the former President and Chief Executive Officer of the Company who retired on March 1, 1994.

     Gain on sale of marketable securities. The Company recorded a gain on sale of marketable securities of $99,979 in the nine months ending September 30, 1995 due to the sale of 886,700 capital shares of Enviromed plc stock that was received from the sale of CVS in December 1994. At the close of the Company's calendar year ending December 31, 1994, the shares were valued at 68 pence. The mentioned shares were sold in the second quarter of 1995 to institutional investors in Britain under two separate transactions at a price of 75 pence each, thereby resulting in the recognized gain.

      Interest income and expense. Interest income decreased by $40,896 for the nine months ending September 30, 1995 compared to the same period in 1994. The interest bearing cash accounts that were collateral for bank loans were used to payoff their respective loans in 1994, thereby reducing the cash balances generating interest income for 1995. Interest expense increased for the nine months ending September 30, 1995 compared to the same period of the prior year by $6,829 due to a short-term bank loan which was drawn down by the Company in December of 1994. The proceeds of the loan were used to repay secured lenders as a condition precedent to the sale of CVS. The balance of the loan was repaid in May of 1995.

      Provision for income taxes. The Company has not recorded any income tax expense (benefit) since the Company has never been profitable. The Company's net loss decreased by $2,699,626 from a net loss of $3,040,114 for nine months ended September 30, 1994 to a net loss of $340,488 for the nine months ended September 30, 1995. The net loss decreased in 1995 resulting from the divestiture of all operating subsidiaries in 1994, a reduction in corporate operating and personnel expenses, and a recognized gain from the sale of the Enviromed plc shares.

       Discontinued operations. For the nine months ending September 30, 1994, losses of $462,897 were recorded as losses from operations of discontinued subsidiaries. These losses were incurred from the beginning of the year through March 31, 1994, the date the decision was made to dispose of the subsidiaries. Also, in the nine months ending September 30, 1994, losses of $1,769,357 were recorded as a loss on disposal of the discontinued operations of the former subsidiaries. No losses from discontinued operations were recorded in the same period during 1995 since the divestiture of all subsidiaries was completed in 1994.

(b)  Liquidity.

      At September 30, 1995, the Company had $7,702 in cash and cash equivalents which combined with the remaining assets is not sufficient to support its operations for the next twelve months. As more fully described in Note B to the September 30, 1995 financial statements, the Company has taken action and has plans to revise its operations and financial requirements. See Note B to the financial statements.

     The Company's only source of revenue is from the sale of its pet stain and odor eliminator aerosol product. The Company has received future purchase orders for monthly deliveries from August to December 1995 that would provide revenues of $211,250. However, the present sales volume is not sufficient to cover all of the Company's working capital needs for the next twelve months.

      In the meantime, the Company has been attempting to negotiate the sale or license of the rights to its consumer product and its gender selection technology to raise cash. The Company is examining opportunities to acquire or merge with other companies to obtain additional revenue and cash flow sufficient to sustain it.

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

Item 1.   Legal Proceedings.                           None

Item 2.   Changes in Securities.                       None

Item 3.   Defaults Upon Senior Securities.                  None

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information.                           None

Item 6.   Exhibits and Reports on Form 8-K.            None
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              InnoVet, Inc.
                              (Registrant)






                              /s/SCOTT P. CIELEWICH

Date:  November 14, 1995           Scott P. Cielewich, Executive
Vice President and
                              Chief Financial Officer