Form 10QSB/A
period 1995-09-30
INNOVET INC
filed 1995-11-22
CIK 821243

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

                          INNOVET, INC.

PART II.  OTHER INFORMATION
Page

                        Item 6.  Exhibits
                                2

        (a)  This Amendment No. 1 reports the Financial Data
Schedule as required by
               Item 601(c) of Regulation S-B.   The Form 10-QSB
to which this Schedule
               pertains was filed on November 15, 1995.


 SIGNATURES                                                   3
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              InnoVet, Inc.
                              (Registrant)






                              /s/SCOTT P. CIELEWICH

Date:  November 20, 1995      Scott P. Cielewich, Executive Vice
President and
                              Chief Financial Officer