Form 10-K
period 1997-12-31
INNOVET INC
filed 1998-07-31
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

         Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1995, 1996 and 1997
                  Commission File No.  1-12178

                          InnoVet, Inc.
         ----------------------------------------------
         (Name of small business issuer in its charter)

     Florida                                 59-2699441
------------------------------     -------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
of incorporation or organization)

          P. O. Box 145, Winter Park, Florida     32789
      ----------------------------------------------------
      (Address of principal executive offices)  (Zip Code)

Issuer's telephone number               None
                              -----------------------------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----
Securities registered under Section 12(g) of
the Exchange Act:                                      None
                                                  -----------------
                                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes            No     X
                        -----           -----

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [  X  ]

The issuer had no revenues for its most recent fiscal year ended
December 31, 1997.

As of July 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was zero.
As of July 15, 1998, the issuer had outstanding 18,656,881 shares of its common stock.

Transitional Small Business Disclosure Format     Yes       No  X
                                                       ----    ----

                             PART I

Item 1.  Description of Business.

     (a)  Business Development.

     The Company was incorporated under the laws of the State of Florida on February 3, 1986. The Company is in the specialty animal healthcare technology business, however its operations have been limited in the past three years because of insufficient funds. It had no revenues in 1997 and in 1996 and 1995 all of its revenues were derived from the sale of its cleaning product that removes pet stains and odors from carpeting. Its license rights to this product were terminated in the 1997 fiscal year. The Company owns United States patent rights to a biological product using the trade name IVET-629 that is designed to accelerate recovery of horses with respiratory ailments. In August 1995, the Company granted a worldwide exclusive license to develop and market the technology to SSG, Inc., a private Mississippi corporation. See THE COMPANY'S BUSINESS - IVET-629. The Company has a sublicense right to develop and market certain monoclonal antibodies to be used in a gender selection technology for livestock. The Company discontinued its research activity on this technology in March 1996 because of lack of funds.

     The Company granted Oakes, Fitzwilliams & Co. Limited a security interest in its IVET-629 patent rights and assigned its rights and interest in the gender selection technology sublicense to Oakes Fitzwilliams in March 1997 as part of the consideration for a loan. The loan is in the amount of $65,000 and was made mainly to provide the Company with money for legal and accounting fees to bring the Company in compliance with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"). See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (b)  The Company's Business.
     Search for Merger or Acquisition Partner
     ----------------------------------------
     In the 1997 fiscal year the Company's sole activity was to find a company to merge with or that will acquire it. So far its efforts have not been successful. The Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc. It obtained a loan of $65,000 in March 1997 for this purpose, as well as to provide it with money to conduct due diligence on a potential merger or acquisition partner. The Company does not know whether it will be able to find a suitable partner. If it cannot, the Company may have to liquidate its assets and dissolve. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

     IVET-629
     ---------
     IVET-629 is a biological product used for treating target animals for specified illnesses. The mode of operation of the product has not been completely elucidated. The process of using IVET-629 for treating target animals for specified illnesses is the subject of an issued United States patent that the Company owns. The Company's patent rights were assigned to Oakes, Fitzwilliams, its second largest shareholder, in March 1997 as part of the collateral to secure a loan. See CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

     The Company acquired its rights to IVET-629 from BioQuest, Inc., an affiliate of DRA & Associates, Inc. ("DRA"). Under the terms of the acquisition agreement, the Company has royalty-free rights to the technology, including sublicensing rights. The Company acquired the assets and liabilities of DRA's business in May 1992. In May 1994, the Company sold DRA, with the exception of the IVET-629 intellectual property, to a principal of DRA.

     On August 16, 1995, the Company licensed its development and marketing rights to IVET-629 to SSG. Pursuant to the terms of the licensing agreement, SSG assumed responsibility for product development, obtaining regulatory approvals and marketing. The Company granted SSG a worldwide exclusive license, with the right to sublicense the technology covered by the patent and any related patents which are issued, and to make use of and sell the products derived from the patents. SSG paid the Company $3,000 for the license and agreed to pay it a royalty of 6 percent of net sales of products sold by it or any of its sublicensees. There is a minimum royalty payment of $10,000 in 1998. No payments have been made to the Company under the licensing agreement. The Company has the option, if the minimum royalty payment is not paid in 1998, to convert the exclusive license to non-exclusive or terminate the agreement. The agreement terminates on June 15, 2010. After that date, and subject to SSG's payment to the Company of all fees and royalties, SSG shall have a perpetual, fully paid, non-exclusive license.

     Gender Selection Technology
     ---------------------------
     The Company was developing a semen cell separation technology for gender selection of livestock by livestock farmers. The technology, if developed, would allow dairy farmers, for example, to reproduce female offspring from their highest producing animal
(to increase milk yield).

     In 1994, the Company's original collaborator in developing the gender selection technology, Applied Immune Sciences, Inc. ("AIS"), decided to limit its participation in the development of the technology. Under a modification to the Company's initial development agreement with AIS, the Company was granted a sublicense by AIS that gives it exclusive worldwide rights to certain monoclonal antibodies to be used to develop the gender selection technology. Should the utilization of any of these antibodies result in a commercial product, the Company will pay AIS a 1% royalty on net product sales. Should the utilization of any of these antibodies, or should a spermicidal effect on sperm cells be patented and commercialized, the royalty will be 2% of net product sales.

     The Company is now responsible for all funding related to development of the technology. The Company retained a key research scientist, formerly utilized by AIS, to continue development of the technology and established laboratory facilities in California to continue its development efforts. Experiments were performed using the monoclonal antibody on cattle embryos. Research was discontinued in March 1996 because of insufficient funds. The results of the experiments were mixed and the Company is reevaluating this program in light of the results achieved and the Company's current financial condition.

     Competition
     ------------
     Competition in the pharmaceutical and biological industries in general is based on such factors as product performance, safety, patient compliance, ease of use, price, acceptance by veterinarians, marketing, distribution and adaptability to various types of application. In addition, technological competition may be based on the development of alternative products and approaches aimed at the treatment or prevention of the same diseases as the Company's products.

     The Company is not aware of any other commercially viable product or process which can produce separation of bovine male or female sperm at a satisfactory increase in success rate over natural selection. Research activities using flow cytometry, electrical current and other methods have been unable to produce a cost-effective and commercially acceptable product or process that achieves a satisfactory minimum probability of selection of gender, sperm viability for insemination or processing speed.

     Product Liability
     -----------------
     The Company currently does not have any product liability insurance because it is not conducting any business and cannot afford to pay the insurance premium.

     Government Regulation
     ---------------------
     The Company's IVET-629 product is regulated in the United States by the United States Department of Agriculture by specific illness claims in the host animal. If a product is approved in the United States, and is guaranteed to be safe in the environment, it will generally be accepted for import to other countries. Human applications of IVET-629 would be regulated by the Food and Drug Administration and comparable agencies in other countries.

     The Company knows of no regulations which govern the use of its gender selection technology in the livestock industry.

     Procedures for seeking and obtaining governmental approval for products can involve the expenditure of substantial time and resources, and there can be no assurance that any such approval will be granted on a timely basis, if at all. Product approvals can also be withdrawn if compliance with regulatory guidelines is not maintained or if problems occur following product introduction to the market.

     Patent Protection
     -----------------
     The Company's proprietary process for treating target animals for specified illnesses with the IVET-629 product is the subject of an issued United States patent. The Company has filed two foreign applications for patents claiming various additional aspects of this technology.

     There can be no assurance that the Company's patents will afford the Company comercially significant protection of its proprietary technology or have commercial application. The Company's patents have not been tested in courts and litigation may be necessary to determine the validity and scope of its proprietary rights. Moreover, the patent laws of foreign countries may differ from those of the United States and the degree of protection afforded by foreign patents may therefore be different.

     The Company is the owner of a United States trademark registration for the trade name IVET-629. The Company intends to rely on unpatented trade secrets and proprietary know-how in continuing technological information to maintain and develop its commercial position. It has entered into confidentiality agreements with former employees, consultants and SSG. These agreements may not provide sufficient protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such know-how. In addition, there can be no assurance that others will not obtain access or independently develop these trade secrets or know-how.

     Employees
     -----------
     The Company does not have any employees.

Item 2.   Description of Property.

     The Company does not own or rent any property, other than fully depreciated property.
Item 3.   Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during theyears ended December 31, 1995, December 31, 1996 and December
31, 1997.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's common stock traded on the Emerging Company Marketplace of the American Stock Exchange from July 15, 1993 to July 11, 1995. Since July 11, 1995, the common stock has traded on the NASD's OTC Bulletin Board. During the past two fiscal years and through the first quarter of fiscal 1998, trading in the common stock has been limited. The closing bid price during this period has ranged from zero to one cent. It would not be meaningful to present a quarter by quarter breakdown of the high and low bid price during the above period.

     The closing bid price for the common stock on July 15, 1998 was zero.

     (b)  Holders.

     As of July 15, 1998, there were approximately 672 holders of record of the Company's common stock.

     (c)  Dividends.

     The Company has not paid dividends and does not anticipate that it will pay dividends in the foreseeable future. The Company is not under any contractual restriction concerning its present or future ability to pay dividends.

     (d)  Recent Sales of Unregistered Securities.

     In the past three years, the Company issued a total of 360,000 restricted shares of common stock to Dr. Jesse W. Houdeshell, the Company's former Chief Executive Officer and President. The shares were issued to Dr. Houdeshell as a result of his exercise of 360,000 options on January 3, 1995 at an exercise price of $.001 per share. The total proceeds to the Company as the result of the exercise of the options was $360. The options had been previously granted to Dr. Houdeshell pursuant to the Company's Officers, Directors And Key Employees' Stock Option Plans.

     The Company believes that the above securities transaction is exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of such Act, as a transaction by an issuer not involving any public offering for, among other reasons, the following: (i) no general solicitation or advertising was used;
(ii) the transaction was isolated; and (iii) Dr. Houdeshell had access to information about the Company that an available registration would provide.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     (a)  Results of Operations.

     Sales volume of $345,368 in 1995 and $261,713 in 1996 resulted from the sale of the pet stain and odor eliminator product. The difference in volume reflects the timing of orders from the sole purchaser of the product. The last order for the product was shipped in the fall of 1996. Gross margin on sales of the product was constant at 42% in both periods.

     Other income of $125,592 in 1995 represents the difference between the compensation accrued for a former executive and the final settlement amount paid.

     Gain on sale of marketable securities of $99,979 in 1995 as well as the foregin currency transaction gain of $5,873, resulted from the sale of certain securities received as consideration for the sale of the Cambridge Veterinary Sciences subsidiary.

     Compensation of officers and employees ceased in August of 1995 when all full time employees of the Company were terminated.

     Consulting fees in 1995 and 1997 were for payments to Roland
M. Hendrickson, the Company's Chairman, for services other than as a director.

     Research and development of $43,456 was primarily for the development of the Company's gender selection technology. The research was discontinued due to lack of funds.

     In August of 1995 the Company terminated both employees, discontinued its office lease and phone numbers. As a result, 1996 and 1997 expenses represent administrative expenses to continue the active shell of the Company only.
     Interest expense in 1995 was paid to a bank for a loan secured by the securities received in the Cambridge Veterinary Sciences transaction. The principal amount was paid in full with the proceeds from the sale of the securities. The interest expense in 1997 resulted from a loan granted by a significant shareholder. See LIQUIDITY AND CAPITAL RESOURCES.

     (b)  Liquidity and Capital Resources.

     During 1995 and 1996 the Company was able to continue as a result of revenues from the sale of the pet stain and odor eliminator product. When orders for the product ceased in the fall of 1996, the Company used remaining cash to pay obligations. In the spring of 1997, a shareholder loaned the Company $65,000 in order to complete audits from prior periods and bring securities filings into compliance. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently has no sources of revenue and minimal cash.It is possible that the shell may be used by an active entity seekingpublic company status; however, it is uncertain if or when such an event will occur. If such an event does not occur within a short period of time, the Company may liquidate.

Item 7.   Financial Statements.

     Financial statements are listed under Item 13 of this Annual
Report and begin on page F-1.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 9.   Directors and Executive Officers; Compliance with
          Section 16(a) of the Exchange Act.

     (a)  Directors and Executive Officers.

Information about the directors and executive officers of the Company is set forth below.

                                         Director  Date Director's
Name                     Age  Positions   Since      Term Expires
---------------------    ---  --------- --------- ----------------
Roland M. Hendrickson    75   Chairman     1992   1995(Agreed to
                              of the              continue to serve
                              Board               until next Annual
                                                  Shareholders
                                                  Meeting)

Scott P. Cielewich       47   Executive    1993   1996(Agreed to
                              Vice                continue to serve
                              President and       until next Annual
                              Chief Financial     Shareholders
                              Officer             Meeting)

     All directors hold office for three years. They continue to hold office until the annual meeting of shareholders of the Company that occurs after the third anniversary of their election and until their successors have been elected and qualified. Officers are elected or appointed by the Board of Directors and hold office until their successors have been elected or appointed and qualified.

     Roland M. Hendrickson has been Chairman of the Company since October 1993. He was Vice Chairman from April to October 1993. Since October 1996 he has been Vice President, Montgomery Group, Inc. (formerly known as Montgomery Associates, Inc.), a management consulting firm. He was President of the company from April 1988 to October 1996. From 1962 to 1988 he was President, Agricultural Division, Pfizer, Inc. He was also a corporate vice president of Pfizer from 1973 to 1988. He received a B.S. degree in agricultural education from the University of Minnesota.

     Scott P. Cielewich has been Executive Vice President since 1993 and Chief Financial Officer since April 1989. Since August 1995, he has devoted time to the Company as needed but has been employed full time elsewhere. From August 1995 to December 1995 he was Regional Vice President of Operations of the South Florida Region of MedPartners, Inc. In 1996 he was self-employed as a physician's practice management consultant. Since January 1997 he has been employed as Vice President of Operations for the Eastern United States of Physicians Resource Group, Inc. From December 1991 to June 1993, he was Managing Partner, Treasure Coast Sports Medicine, Ltd., a provider of physical therapy services. Mr. Cielewich's other work experience includes eight years as a staff accountant and, later, audit manager for Price Waterhouse & Co., Buffalo, New York. Mr. Cielewich is a Certified Public Accountant and is a member of the Florida Institute and New York State Society of Certified Public Accountants. Mr. Cielewich has a B.B.A. degree with a major in accounting from St. Bonaventure University.

     (b)  Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during its last three fiscal years and Form 5 and amendments thereto furnished to it in the last three fiscal years and any written representation from reporting persons, as defined in the Exchange Act, the Company is not aware of late reports, or any transactions not reported timely, or any failure to file any reports required by Section 16(a) of the Exchange Act during its most recent fiscal year.

Item 10.  Executive Compensation.
     (a)  Summary Compensation Table.

     Not applicable.

     (b)  Options/SAR Grants Table.

     Not applicable.

     (c)  Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table.

     Not applicable.

     (d)  Long-Term Incentive Plan Awards Table.

     Not applicable.

     (e)  Compensation of Directors.

     Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the name and address of each beneficial owner of more than five percent of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of July 15, 1998, and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name, except as otherwise indicated.

                                        Amount and
                                        Nature of        Percent
Title of         Name and Address       Beneficial       of Class
  Class          Beneficial Owner       Ownership      Outstanding
--------       ----------------------   ----------     -----------
Common Stock   Jesse W. Houdeshe        ll1,046,247(1)    5.55%(1)
$.001 Par      7721 Wexford Way
Value          Port St. Lucie, FL 34986

               Ivory & Sime             2,433,334(2)     12.17%(2)
               Capital, PLC
               One Charlotte Square
               Edinburgh, EH2 4D2 England

               Oakes, Fitzwilliams &    1,435,333(3)       7.22(3)
               Co. Limited
               Bryon House
               7-9 St. James's Street
               London, SW1A1EE England
-------------------
(1) Includes currently exercisable options to purchase 180,013 shares.
(2) Includes currently exercisable warrants to purchase 1,333,334 shares.
(3) Includes currently exercisable warrants to purchase 1,027,333 shares.
     (b)  Security Ownership of Management.

     The following table shows the beneficial ownership of the Company's common stock as of July 15, 1998, by each director and by all directors as a group.
                                        Amount and
                                        Nature of      Percent
                         Positions      Beneficial     of Class
Name                       Held         Ownership (1)  Outstanding
---------------------    ---------      -------------  -----------
Roland M. Hendrickson    Chairman       112,500(2)     0.60%(2)

Scott P. Cielewich       Executive Vice 645,166(3)     3.35%(3)
                         President, Chief
                         Financial Officer
                         and Director

Directors as a Group,                   757,666        12.32%(4)
(2 persons)
---------------------
(1) All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted.
(2) Includes currently exercisable options to purchase 75,000 shares.
(3) Includes currently exercisable options to purchase 342,500 shares and currently exercisable warrants to purchase 266,666 shares.
(4) Includes currently exercisable options to purchase 417,500 shares and currently exercisable warrants to purchase 266,666 shares.

Item 12.  Certain Relationships and Related Transactions.

     On December 18, 1995, the Company entered into an agreement to terminate a prior termination agreement ("Agreement to Terminate") with Dr. Jesse W. Houdeshell, its former Chief Executive Officer and President. Dr. Houdeshell is also the owner of approximately 5.55% of the Company's outstanding common stock. The original termination agreement was entered into on February 24, 1994. This agreement terminated Dr. Houdeshell's employment agreement with the Company except for the provisions related to arbitration and confidentiality of information. The agreement, among other things, provided that the Company would pay Dr. Houdeshell $60,000 a year for five years as a consulting fee. Additional payments were contingent on certain benchmark events occurring which were related to the Company's technologies and the sale of a subsidiary or the merger or acquisition of the Company with any independently owned company. None of these events occurred. Under the terms of the Agreement to Terminate, the agreement entered into February 24, 1994 was terminated. The Company paid Dr. Houdeshell $5,000. In addition, the Company assigned to Dr. Houdeshell a termination agreement related to the payment of $100,000 to the Company by AgMed, Inc. and Meade Quality, Inc.; a promissory note made by BioQuest, Inc. payable to the Company in the amount of $30,000; a promissory note in the amount of $75,000 made by BioLab,Inc. with the Company as payee; and 40,000 shares of restricted common stock of Protein Delivery, Inc. owned by the Company. For purposes of the Agreement to Terminate, the restricted stock had a value of $20,000; the other items assigned had a value of zero. The Agreement to Terminate includes a covenant not to compete which expires on March 31, 1999, as well as the arbitration and confidentiality provisions which were part of the termination agreement. Dr. Houdeshell is prohibited from disclosing confidential information about the Company through March 31, 1999.

     Oakes, Fitzwilliams and Co. Limited, an investment banking firm based in England and the beneficial owner of 7.22% of the Company's outstanding common stock, loaned the Company $65,000 on March 17, 1997 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("Libor") plus 4% as of March 17, 1997. Although the principal and interest on the loan has not been repaid, Oakes, Fitzwilliams has not demanded repayment. The Company has the option to repay the principal and interest by issuing shares of its common stock to Oakes, Fitzwilliams pursuant to Regulation S under the Securities Act at a price of $.0025 per share. The security agreement gives Oakes, Fitzwilliams a security interest in the Company's patent covering the IVET-629 technology and two foreign patent applications related to the technology. The security agreement required the Company to assign its licensing rights in the gender selection technology under its agreement with Applied Immune Sciences, Inc. The Company also assigned to Oakes, Fitzwilliams the licensing rights to its pet stains and odor remover product, however that license agreement has since terminated. Under the terms of an arrangement agent agreement, Oakes, Fitzwilliams was entitled to receive a $5,000 arrangement fee for the loan, as well as $10,000 for expenses. Additionally, Oakes, Fitzwilliams will receive a "breakup fee" of $25,000 if it introduces the Company to an acquisition or merger candidate and the Company enters into an agreement with the candidate but elects not to proceed. The arrangements fee, out-of-pocket expenses and any "breakup fee" can, at the option of the Company, be paid in shares of its commons stock issued pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

                             PART IV

Item 13.  Financial Statements, Exhibits and Reports on Form 8-K.
     (a)  Financial Statements.

     The following financial statements are filed as part of this Annual Report.

Financial Statements                                   Page
------------------------------------------------       ----
(1)  Report of Grant Thornton                          F1
(2)  Balance Sheets                                    F2
(3)  Statements of Operations                          F3
(4)  Statement of Stockholders' Equity                 F4
(5)  Statements of Cash Flows                          F5
(6)  Notes to Financial Statements                     F6 to F12

     (b)  Exhibits.

     The Company hereby incorporates by reference the following documents:

Exhibit
Number    Description of Exhibit
-------   -------------------------------------------------
3.1       Articles of Incorporation

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

4.1       Form of Certificate for Shares of Common Stock

4.2       Form of Warrant included in the Units

4.7       InnoVet, Inc. Officers, Directors and Key Employees Stock
          Option Plan (1988)

4.8       InnoVet, Inc. Consultants and Independent Contractors'
          Non-Qualified Stock Option Plan

4.9 InnoVet, Inc. Officers, Directors and Key Employees' Non-Qualified Stock Option Plan (1989)

4.12      Form of Placement Agent Warrant dated March 26, 1993

10.8      InnoVet, Inc. Employee Stock Option Plan (1987)

10.9      InnoVet, Inc. Non-Qualified Stock Option Plan (1987)

     Exhibits 3.1 through 3.3, 4.1, 4.2, 10.8 and 10.9 were filed as part of Form S-18 Registration Statement of InnoVet, Inc. and
Pre-Effective Amendments thereto, declared effective on March 9, 1988, Registration No. 33-19593-A.

     Exhibits 4.7 and 4.8 were filed as part of Post-Effective
Amendment No. 2 to Form S-18 Registration Statement of InnoVet,
Inc., declared effective on May 15, 1989.

     Exhibit 4.9 was filed as part of InnoVet, Inc.'s Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-
12178.

     Exhibit 4.12 was filed on April 1, 1993, as part of InnoVet, Inc.'s Form 10-KSB for the year ended December 31, 1992, Commission File No. 1-12178.

The following exhibits are filed herewith:

Exhibit
Number    Description of Exhibit
--------  --------------------------------------------------------

10.49     Agreement to Terminate Termination, Release and
          Consulting Agreement with Jesse W. Houdeshell dated
          December 18, 1995.

10.50 Secured Promissory Note for $65,000 dated March 17, 1997, Oakes,Fitzwilliams & Co., Limited., Payee.

10.51     Security Agreement Between InnoVet, Inc. and Oakes,
          Fitzwilliams dated March 17, 1997.

10.52     Arrangement Agent Agreement Between InnoVet, Inc. and
          Oakes, Fitzwilliams dated March 17, 1997.

     (c)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-KSB.




                          SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INNOVET, INC.


                                   By:   /S/  Scott P. Cielewich
                                        --------------------------
                                        Scott P. Cielewich,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Acting Principal Executive
                                        Officer)
Date: July 24, 1998.


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
-----------------------  -------------------------     ------------
/S/  Scott P. Cielewich  Executive Vice President,    July 24, 1998
-----------------------  Chief Financial Officer and
Scott P. Cielewich       Director (Principal Financial
                         and (Accounting Officer)


/S/  Roland M. Hendrickson  Chairman of the Board of  July 24, 1998
-------------------------     Directors
Roland M. Hendrickson

                     FINANCIAL STATEMENTS AND REPORT
                         OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS

                                 INNOVET, INC.

                       December 31, 1997, 1996 and 1995

                        REPORT OF INDEPENDENT CERTIFIED
                                PUBLIC ACCOUNTANTS


Board of Directors
InnoVet, Inc.

We have audited the accompanying balance sheets of InnoVet, Inc. as of December 31, 1997, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoVet, Inc. as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company previously has generated significant losses from operations and has a large accumulated deficit. This raises substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Fort Lauderdale, Florida
April 8, 1998

                               InnoVet, Inc.
                              BALANCE SHEETS
                                December 31,

                                    ASSETS

                               1997             1996              1995
                             -----------     -----------       -----------
Current assets
 Cash and cash
    equivalents              $    44,500     $    77,159        $   28,770
 Prepaid expenses and other
  current assets                       -             747                 -
                             -----------     -----------       -----------
  Total current assets            44,500          77,906
  28,770

Property, plant and equipment,
 at cost less accumulated
 depreciation                         -             646
   2,163
Other assets                          -              85
  24,571
                            -----------     -----------
------------
  Total assets              $    44,500     $    78,637        $
  55,504
                            ===========     ===========
============

                                     LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
  Accounts payable         $    40,670     $     2,670         $    30,279
  Loans from stockholder        65,000               -                   -
  Accrued interest               4,974               -                   -
   Total current           -----------     -----------         -----------
     liabilities               110,644           2,670              30,279

Stockholders' equity
  Common stock, $.001 par value,
  100,000,000 shares authorized;
  18,656,881 shares issued at
  December 31, 1997, 1996 and
  1995                         18,657          18,657              18,657
 Capital in excess of
  par value                18,856,654      18,856,654          18,856,654
 Capital representing
  stock grants              5,514,990       5,514,990           5,514,990
                          -----------    ------------        ------------
Accumulated deficit       (24,456,445)    (24,314,334)       (24,365,076)
                              (66,144)         75,967              25,225
                         ------------    ------------        ------------
  Total liabilities and
  stockholders' equity    $    44,500     $    78,637         $   55,504
                         ============    ============        ============

The accompanying notes are an integral part of these statements.

                                                 InnoVet, Inc.

                                           STATEMENTS OF OPERATIONS
                                           Years ended December 31,

                                  1997            1996         1995
                                ----------     ----------    -----------
Revenues
  Sales                         $        -     $261,713      $345,368
  Other income                           -          214       125,592
  Interest income, net                   -           23         3,058
  Foreign currency transaction gain      -            -         5,873
  Gain on sale of marketable
   securities                            -            -        99,979
                                ----------     ----------    ---------
                                         -      261,950       579,870
Costs and expenses
  Cost of sales                          -      151,800       200,115
  Compensation
    Officers and employees               -            -       137,633
  Consulting                        20,000            -        19,438
  Research and development               -            -        43,456
  Selling, general and
   administrative                  116,591       57,891       371,068
  Depreciation expense                 546        1,517         1,517
  Interest expense                   4,974            -        40,625
                                 ----------     --------     ---------
                                  (142,111)     211,208       813,852
                                 ----------     --------     ---------
    Income (loss) from
    continuing operations
    before income taxes           (142,111)      50,742      (233,982)

Provision for income taxes               -            -             -
                                  ----------    ---------   ----------
    Net income (loss)            $ (142,111)   $  50,742    $(233,982)
                                 ===========   =========    =========
    Net loss per share           $     (.01)   $       -    $   (.01)
                                 ==========    =========    =========
Weighted average shares          18,656,881   18,656,881   18,656,714
                                 ==========   ==========   ==========





The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS'EQUITY

            For the three years ended December 31, 1997

      Total
                               Capital in    Capital                   Stock-
               Common Stock    Excess of   Representing  Accumulated   holders'
            Shares     Amount  Par Value   Stock Grants    Deficit      Equity
          ----------  -------- ----------   ---------- ------------   ---------
Balance,
January 1,
1995      18,294,881  $18,295  $18,854,156  $5,514,990 $(24,131,094)  $256,347

Capital representing
exercise
of stock
options
(Note F)    360,000      360            -           -            -         360

Capital
representing
stock issued
in exchange
for services
(Note G)     2,000         2       2,498            -            -       2,500

Net loss         -         -           -            -     (233,982)   (233,982)
          --------   -------   ---------    ---------    ----------   ---------
Balance,
December 31,
1995    18,656,881    18,657  18,856,654    5,514,990  (24,365,076)     25,225

Net income       -        -            -            -        50,742     50,742
        ----------    ------  ----------   ----------   -----------   ---------
Balance,
December 31,
1996    18,656,881    18,657  18,856,654    5,514,990  (24,314,334)     75,967

Net loss         -         -           -            -     (142,111)   (142,111)
        ----------    ------  ----------    ---------  ------------   ---------
Balance,
December 31,
1997    18,656,881   $18,657  $18,856,654  $5,514,990  $(24,456,445)  $(66,144)
        ==========   =======  ===========  ==========  =============  =========


The accompanying notes are an integral part of this statement.

                                                 InnoVet, Inc.
                                           STATEMENTS OF CASH FLOWS
                                           Years ended December 31,

                                           1997         1996          1995
Cash flows from operating activities:   ----------    ---------    ---------
  Net income (loss)                     $(142,111)    $50,742      $(233,982)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Stock issued for services                    -           -          2,500
   Amortization expense                         -       3,521          3,521
   Depreciation expense                       546       1,517          1,517
   Foreign currency transaction gain            -           -         (5,873)
  (Gain)loss on sale of equipment            (400)          -          9,809
  Write-off of patents                          -      20,965              -
  Changes in operating assets and liabilities of:
   Decrease in accounts receivable              -           -          1,029
   Decrease in investments                      -           -        839,583
   Decrease in other receivables                -           -        215,768
   Decrease (increase) in prepaid expenses    747        (747)        11,217
   Decrease in other assets                    85           -         52,590
   Increase (decrease) in accounts payable 38,000     (27,609)      (105,238)
   Increase (decrease) in accrued expenses  4,974           -       (334,414)
   (Decrease) in short-term borrowings          -           -       (704,961)
     Net cash (used for) provided by     --------     -------      ----------
      operating activities                (98,159)     48,389       (246,934)

Cash flows from investing activities:
  Sale of property, plant and equipment      500           -         24,872
  Sale of investments                          -           -         80,000
                                        --------      ------       ---------
   Net cash provided by investing
    activities                               500           -        104,872

Cash flows from financing activities:
  Loans from stockholder                  65,000           -              -
  Proceeds from exercise of stock options      -           -            360
                                        --------     -------       --------
   Net cash provided by financing
    activities                            65,000           -            360

(Decrease) increase in cash and
 cash equivalents                        (32,659)     48,389       (141,702)

Cash and cash equivalents,
beginning of year                         77,159      28,770        170,472
                                        --------     -------      ---------

Cash and cash equivalents,
end of year                            $ 44,500     $77,159      $  28,770
                                       ========     =======      =========
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                           $      -     $     -      $  41,577
                                       ========     =======      =========




The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.
                            NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InnoVet was in the specialty animal health care technology business. The Company's business consisted of a cleaning product which removes pet stains and odors from carpeting.

Foreign Currency Translation
----------------------------
The Company received assets and incurred liabilities and expenses in a foreign currency related to the sale of its UK subsidiary. Income statement transactions were translated at the average exchange rates prevailing during the year. Adjustments resulting from this translation process are expensed and included in net earnings for the period.

Depreciation
------------
Property and equipment are stated at cost. Depreciation is calculated over the estimated useful life, from five to seven years, of related assets using accelerated methods.

Patents
--------
The Company's proprietary process for treating target animals for specified illnesses was its IVET-629 product, which was the subject of an issued United States patent. Legal costs to obtain the patent on this technology were capitalized as incurred. Costs associated with certain clinical trials to obtain USDA approval were expensed as incurred as research and development. The Company was amortizing the patent over 10 years. Amortization expense related to this patent was $3,521 in 1996 and 1995. At the end of 1996, the carrying value of the patent was deemed to have been impaired and the unamortized amount of $20,965 was written-off and is included in selling, general and administrative expenses.

Research and Development Expenses
---------------------------------
All research and development costs were charged to expense as incurred. During 1995, the Company paid $43,456 for further research and development.

Net Income (Loss) Per Share
---------------------------
Net income (loss) per common share has been computed based on the weighted average number of shares outstanding during each period presented. The effect of stock options and warrants as common stock equivalents have not been included in the computation as they are antidilutive.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include repurchase agreements all with maturities of three months or less when purchased.

Significant Customer
--------------------
During 1996 and 1995, 100%, of the Company's total sales were made to a significant customer for the pet stain and odor eliminator product.

Use of Estimates
----------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had sustained substantial losses from operations in recent years and has a significant accumulated deficit. Also, the Company has sold off substantially all of its operating businesses and in 1997, the Company's sole activity was to find a company to merge with or that will acquire it. The Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                                 December 31,
                                  ----------------------------------------
                                     1997           1996           1995
                                  ---------      ---------     ---------
Furniture and fixtures            $  12,364      $  12,464      $ 12,464
                                  ---------      ---------     ---------
  Less accumulated depreciation
    and amortization                 12,364         11,818        10,301
                                  ---------      ---------     ---------
                                  $       -      $     646      $  2,163
                                  =========      =========     =========

NOTE D - LOANS FROM STOCKHOLDER

In March 1997, the Company borrowed $65,000 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("Libor") plus 4% as of March 17, 1997. Although the principal and interest on the loan has not been repaid, repayment has not been demanded. The Company has the option to repay the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share. The security agreement grants a security interest in the Company"s patent covering the IVET-629 technology and two foreign patent applications related to the technology. In addition, the Company was required to assign its licensing rights in the gender selection technology and its licensing rights to its pet stains and odor remover product. Under the terms of an arrangement agent agreement, the stockholder was entitled to receive a $5,000 arrangement fee for the loan, as well as $10,000 for expenses, these amounts are included in accounts payable at December 31, 1997. Additionally, the stockholder will receive a "breakup fee" of $25,000 if it introduces the Company to an acquisition or merger candidate and the Company enters into an agreement with the candidate but elects not to proceed. The arrangements fee, out-of-pocket expenses and any breakup fee can, at the option of the Company, be paid in shares of its common stock issued pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

NOTE E - INCOME TAXES

No tax benefit has been provided for the 1997 and 1995 losses as there is no carryback benefit available.

At December 31, 1997, the Company had approximately $11,800,000 available in unused net operating loss carryforwards for income tax purposes which, if not otherwise used, will expire in years 2002 through 2012. All of these net operating loss carryforward can be utilized without limitation. The future tax benefit associated with these items is approximately $4,400,000 for which a 100% valuation allowance has been provided, as the realization of these benefits is not assured.

NOTE F - STOCK OPTION PLANS

The Company has three stock option plans: the ("1988 Plan"), the ("1989 Plan") and a Consultants and Independent Contractors Non-Qualified Stock Option Plan (CIC Plan). The exercise price of all options granted by the Company equals or exceeds the market price at the date of grant. No compensation expense has been recognized.

The Company accounts for stock options under the intrinsic value method specified by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As required by Statement of Financial Accounting Standards (SFAS) No. 23 "Accounting for Stock Based Compensation," the following table presents pro forma net income and income per share data.
Had compensation cost for the 1989 Plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                             1997                1996                  1995
Net income(loss)         -----------          ---------           ------------
  As reported            $ (142,111)          $    742            $  (233,982)
  Pro forma              $ (142,111)          $ 50,742            $  (246,432)

Income (loss) per share
  As reported            $     (.01)          $      -            $      (.01)
  Pro forma              $     (.01)          $      -            $      (.01)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent for all years; expected volatility of 412 percent; risk-free interest rate of 7.75 percent; and expected holding period of 10 years.

The following information applies to options outstanding at December 31, 1997.

                                   Options Outstanding and Exercisable
                                ----------------------------------------------
                                                                  Weighted -
                                                 Weighted-         Average
   Range of                                       Average        Remaining
Exercise Prices                     Shares     Exercise Price  Contractual Life
---------------                  -----------   --------------  ----------------
$.001                             268,093      $   .001        4.62 years
$.37 - $1.00                      250,000          .560        6.18 years
$1.125                            665,000         1.125        6.18 years
$1.25 - $1.75                     849,175         1.517        4.98 years
$1.80 - $2.19                     116,000         2.145        4.95 years
                                ---------
                                2,148,268
                                =========

The 1988 Plan
-------------
The 1988 Plan covers 1,000,000 shares of common stock and may be exercised at a price set above or below the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options expire ten years from the date of grant. The Plan terminates on the date on which options to be granted have expired or have been exercised in full.

The 1989 Plan
-------------
The 1989 Plan is identical to the 1988 Plan except for limiting the maximum number of shares which all directors, officers, and key employees may receive to 800,000, 150,000, and 50,000, respectively. The number of shares increased by 1,000,000 per Board of Directors' Action in 1991, in 1993 and in 1994. It also provides that the purchase price for the shares granted shall be not less than par value or more than the price per share of the last transaction of the date prior to the day on which the options are granted. No compensation was charged to operations in 1996 and 1995 in accordance with APB No. 25.

Consultants and Independent Contractors (CIC) Plan
--------------------------------------------------
The Company has reserved 250,000 shares at an exercise price of $.001 per share of common stock under a Consultants and Independent Contractors Non-Qualified Stock Option Plan, which was adopted during 1989.

Other Options Granted
---------------------
The Company has also granted options to purchase shares of common stock as consideration primarily to investors in private transactions or in exchange for services rendered to the Company.
No compensation was charged to operations in 1997, 1996 or 1995.

Option activity regarding the Company's stock option plans, is as follows:

                                                      Other
                          1988      1989      CIC     Options
                          Plan      Plan      Plan    Granted           Total
                        -------   --------   ------   -------         ---------
Shares under option:
Outstanding at
  January 1, 1995       153,000     2,333,468    3,500    387,850   2,877,818
   Granted                    -       352,000        -          -     352,000
   Exercised            153,000       438,700        -          -     591,700
   Canceled                   -             -        -     40,000      40,000
                        -------     ---------    -----    -------   ---------
Outstanding at
  December 31, 1995           -     2,246,768    3,500    347,850   2,598,118
   Granted                    -       105,000        -          -     105,000
   Exercised                  -       207,000        -          -     207,000
   Canceled                   -             -        -    347,850     347,850
                        -------     ---------    -----    -------   ---------
Outstanding at
  December 31, 1996           -     2,144,768    3,500          -   2,148,268
   Granted                    -             -        -          -           -
   Exercised                  -             -        -          -           -
   Cancelled                  -             -        -          -           -
                        -------     ---------    -----    -------   ---------
Outstanding at
  December 31, 1997           -     2,144,768    3,500          -   2,148,268
                        =======     =========    =====    =======   =========

                                                       December 31,
                                  -------------------------------------------
                                      1997            1996           1995
                                   -----------     -----------    -----------
Weighted average exercise price    $      1.13     $      1.13    $      1.00

Option price per share             $.001-$2.19     $ .001-$2.19   $.001-$2.19

Options exercisable                  2,148,268        2,148,268     2,598,118

Price of options exercised                .001             .001             -


The weighted average fair value of options granted amounted to $-0-in 1997 and 1996 and $12,450 in 1995.

NOTE G - STOCKHOLDERS'EQUITY

Capital Representing Services Rendered
--------------------------------------
During 1995, the Company granted 2,000 shares with a market value of $2,500 in exchange for services.

Summary of Warrants
-------------------
As of December 31, 1997 outstanding warrants were as follows:

                          Exercisable    Exercise       Expiration
                             Shares       Price            Date
                          -----------    --------       ----------
Services Performed        5,333,332      $ 0.1875        6/28/99

Placement Agents            232,911        3.00          3/26/98
                            506,667        0.1875        6/28/99
                          ---------
                          6,072,910
                          =========

During 1995, 136,000 warrants expired ranging in a price of $2.0625 to $3.375.

During 1996, 993,234 warrants expired ranging in a price of $1.875 to $2.00.

During 1997, 150,000 warrants expired ranging in a price of $2.00 to $3.50.