Form 10QSB
period 1998-03-31
INNOVET INC
filed 1998-09-11
CIK 821243

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

Commission file number 1-12178

InnoVet, Inc.
(Exact name of small business issuer as specified in its charter)

 Florida
(State or other jurisdiction of
incorporation or organization)

P.O. Box 145
Winter Park, Florida
(Address of principal executive offices)

59-2699441
(I.R.S. Employer Identification No.)

32790
(Zip Code)

None
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No __X___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 Par Value; 18,656,881 shares outstanding as of September 3, 1998.

INDEX

INNOVET, INC.

PART I. FINANCIAL INFORMATION         								Page

Item 1.  Financial Statements (Unaudited)

	Balance Sheets
		 March 31, 1998 and December 31, 1997					    4

	Statements of Operations
		Three months ended March 31, 1998 and 1997    5

	Statement of Stockholders' Equity
		Three months ended March 31, 1998    					    6

	Statements of Cash Flows
		Three months ended March 31, 1998 and 1997    7

	Notes to Consolidated Condensed Financial
  Statements                            				    8

Item 2.  Management's Discussion and Analysis of Financial Condition and		    8
	  Results of Operations                        8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings								              9
Item 2.  Changes in Securities								          9
Item 3.  Defaults upon Senior Securities						  9
Item 4.  Submission of Matters to a Vote of
         Securities Holders			             	    9
Item 5.  Other Information								              9
Item 6.  Exhibits and Reports on Form 8-K						 9

SIGNATURES		                                   10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVET, INC.

BALANCE SHEETS
(Unaudited)

           ASSETS			         	March 31,		December 31,
							                       1998	 		   1997
Current assets
	Cash and cash equivalents		 	$ 20,908	 	$ 44,500
		Total current assets			       20,908     44,500
			Total assets	 	           	$ 20,908	 	$ 44,500

			 	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
	Accounts payable			         	$ 18,360  	$ 40,670
	Loans from stockholder		       65,000     65,000
	Accrued interest	           	   6,550      4,974
		Total current liabilities	  	 89,910    110,644

Stockholders' equity
	Common stock, $.001 par value,
 100,000,000 shares authorized;
 18,656,881 shares issued at
 March 31, 1998 and at
 December 31, 1997             18,657      18,657
	Capital in excess of par
 value             	 	     18,856,654  18,856,654
	Capital representing stock
 grants                     5,514,990   5,514,990
	Accumulated deficit		    (24,459,303)(24,456,445)
      		                  			 (69,002)    (66,144)
		Total liabilities and
 stockholders' equity	 				  $ 20,908   	$ 44,500


The accompanying notes are an integral part of these statements.


INNOVET, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                      								Three Months Ended
								                                          March 31,
					   			                                     1998    		1997

Revenues
	Sales                       		 				         $     -   $      -
						                                             -          -
Costs and expenses
	Selling, general and administrative expenses		1,282 	  	18,930
	Depreciation expense		                	           -   		   379
	Interest expense					                         1,576        245
								                                       2,858   		19,554
	Loss from operations before income taxes	    (2,858)   (19,554)

Provision for income taxes  			                    -          -

	Net loss                        		 			     $ (2,858) $ (19,554)

	Net loss per share		                 		    $  (0.00) $   (0.00)

Weighted average shares	    			           18,656,881  18,656,881

The accompanying notes are an integral part of these statements.

INNOVET, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				               Capital in	   Capital		                        	Total
	   Common Stock 		Excess of	  Representing    Accumulated    	Stockholders'
	  Shares	 Amount 	Par Value	  Stock Grants 	     Deficit	        	Equity

Balance, January 1, 1998
18,656,881 $18,657 $18,856,654  $5,514,990 	   $ (24,456,445)   $(66,144)

Net loss  -  -         -              -               (2,858)     (2,858)
Balance, March 31, 1998
18,656,881  18,657  18,856,654   5,514,990    	  (24,459,303)    (69,002)

The accompanying notes are an integral part of these statements.


INNOVET, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                              								 Three Months Ended
								                                                    March 31
								                                                1998   	   1997
Cash flows from operating activities:
	Net loss				 	                                    	$ (2,858)	$ (19,554)
	Adjustments to reconcile net loss to net
	 cash used in operating activities:
		Depreciation expense			                                -          379
		Changes in operating assets and liabilities:
			(Increase)decrease in prepaid expenses                -          747
			Increase(decrease) in accounts payable	           (22,310)        -
			Increase(decrease) in accrued expenses	             1,576        245
			Net cash used for operating activities            (23,592)   (18,183)

Cash flows from investing activities:
			Net cash used for investing activities                -           -

Cash flows from financing activities:
			Net cash provided by financing activities             -           -


Increase (decrease) in cash and cash equivalents     (23,592)   (18,183)

Cash and cash equivalents, beginning of period        44,500     77,159

Cash and cash equivalents, end of period	         		$ 20,908 	 $ 58,976


Supplemental disclosures of cash flow information
	Cash paid during the year:
		                 Interest			 	                    $   -   		 $   -


The accompanying notes are an integral part of these statements.


INNOVET, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 1998


NOTE A - BASIS OF PREPARATION

	The Balance Sheets at March 31, 1998 and December 31, 1997 and the related Statements of Operations for the three months ended March 31, 1998 and 1997, Stockholders' Equity for the three months ended March 31, 1998 and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 have been included.


NOTE B - GOING CONCERN

	The Company has sustained substantial losses from operations in past years and has a significant accumulated deficit. The Company has sold off substantially all of its operating businesses and in 1997 and 1998, the Company's sole activity was to find a company to merge with or that will acquire it. The Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of	Operations.

(a)	Results of Operations.

	The Company had no revenues in the quarter ended March 31, 1998 and also for the same period in 1997.

	Selling, general and administrative expenses decreased $17,648 or 93% in 1998 compared to the first quarter of 1997. The main reason for the decrease was lower professional fees for tax preparation which were incurred in the first quarter 1997 as compared to none in the quarter ended March 31, 1998.

	Depreciation expense decreased $379 or 100% as the remaining assets are fully depreciated.

	Interest expense increased in 1998 by $1,331 due to loan from stockholder that was issued in 1997. The quarter ended March 31, 1998 includes three months of interest compared to only fourteen days for the same quarter in 1997.

(b)	Liquidity.

	At March 31, 1998, the Company had $20,908 in cash and cash equivalents. This is the balance of the proceeds from the $65,000 loan from stockholder issued in 1997. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("LIBOR") plus 4%.
Although the principal and interest on the loan has not been repaid, repayment has not been demanded. The Company has the option to repay the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

	The Company had no revenues in the quarter ended March 31, 1998 or in the same period last year. The Company currently has no sources of revenue and minimal cash. It is possible that the public shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur.

If such event does not occur within a short period of time, the Company may liquidate.

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

                                  						InnoVet, Inc.
						                                  (Registrant)


                              						/s/SCOTT P. CIELEWICH
Date:  September 5, 1998			       Scott P. Cielewich, Executive Vice President
						                             and Chief Financial Officer