Form 10QSB
period 1998-06-30
INNOVET INC
filed 1998-09-15
CIK 821243

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

Commission file number 1-12178

InnoVet, Inc.
(Exact name of small business issuer as specified in its charter)


Florida
(State or other jurisdiction of
incorporation or organization)

P. O. Box 145
Winter Park, Florida
(Address of principal executive offices)

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

INDEX

INNOVET, INC.

PART I. FINANCIAL INFORMATION							           Page

Item 1.  Financial Statements (Unaudited)

	Balance Sheets
		 June 30, 1998 and December 31, 1997					       4

	Statements of Operations
		Six months ended June 30, 1998 and 1997					    5
		Three months ended June 30, 1998 and 1997			    6

	Statement of Stockholders' Equity
		Six months ended June 30, 1998					        	    7

	Statements of Cash Flows
		Six months ended June 30, 1998 and 1997					    8

	Notes to Financial Statements				         			    9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                               9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings								               11
Item 2.  Changes in Securities								           11
Item 3.  Defaults upon Senior Securities						   11
Item 4.  Submission of Matters to a Vote of
         Securities Holders	                			  11
Item 5.  Other Information								               11
Item 6.  Exhibits and Reports on Form 8-K						  11

SIGNATURES	                    								          12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


INNOVET, INC.

BALANCE SHEETS
(Unaudited)


	ASSETS                                            	June 30,		December 31,
		                                                     1998        		1997
Current assets
	Cash and cash equivalents	                        $ 15,108 		   $ 44,500
	Total current assets	                               15,108      		44,500

	Total assets	                                     $ 15,108 		   $ 44,500

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
	Accounts payable	                                 $ 13,360 		  $ 40,670
	Loans from stockholder	                             65,000       65,000
	Accrued interest	                                    8,126        4,974
	Total current liabilities	                          86,486    		110,644

Stockholders' equity
	Common stock, $.001 par value, 100,000,000 shares
 authorized; 18,656,881 shares issued at June 30,
 1998 and at December 31, 1997	                      18,657       18,657
	Capital in excess of par value	                 18,856,654   18,856,654
	Capital representing stock grants	               5,514,990 		 5,514,990
	Accumulated deficit	                           (24,461,679) (24,456,445)
	                                        	          (71,378)     (66,144)
	Total liabilities and stockholders' equity	       $ 15,108   	 $ 44,500


The accompanying notes are an integral part of these statements.

INNOVET, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                                     				Six Months Ended
	                                                         			June 30,
		                                                       1998  		    1997
Revenues
	Sales		                                               $    -     	$    -
			                                                         -           -
Costs and expenses
	Selling, general and administrative expenses         		2,082    		46,822
	Depreciation expense		                                     -       		546
	Interest expense		                                     3,152       9,321
			                                                     5,234    		56,689
	Loss from operations before income taxes		            (5,234)  		(56,689)

Provision for income taxes		             	                  -           -

	Net loss		                                          $ (5,234)		$ (56,689)

	Net loss per share		                                $  (0.00) 	$   (0.00)

Weighted average shares			                         18,656,881  18,656,881

The accompanying notes are an integral part of these statements.

INNOVET, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                                   				Three Months Ended
				                                                          June 30,
			                                                    1998        		1997
Revenues
	Sales		                                             $    -   		   $    -
			                                                       -             -
Costs and expenses
	Selling, general and administrative expenses	         	800      		27,647
	Depreciation expense		                                   -         		167
	Interest expense                                   		1,576         9,076
			                                                   2,376      		36,890
	Loss from operations before income taxes	          	(2,376)    		(36,890)

Provision for income taxes			                             -             -

	Net loss		                                        $ (2,376)		  $ (36,890)

	Net loss per share		                              $  (0.00) 		 $   (0.00)

Weighted average shares                    			   18,656,881    18,656,881

The accompanying notes are an integral part of these statements.


INNOVET, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			                      Capital in     	Capital                        Total
	    Common Stock	       Excess of	   Representing   Accumulated   Stockholders'
	Shares	      Amount     Par Value	   Stock Grants     Deficit 	       Equity
Balance, January 1, 1998
18,656,881 	 $ 18,657 	 $ 18,856,654 	 $ 5,514,990 	 $(24,456,445)	 $ (66,144)

Net loss -          -              -             -         (5,234)     (5,234)

Balance, June 30, 1998
18,656,881 	   18,657	    18,856,654     5,514,990    (24,461,679)    (71,378)

The accompanying notes are an integral part of these statements.


INNOVET, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     					Six Months Ended
					                                                         June 30,
  			                                                     1998      		1997
Cash flows from operating activities:
	Net loss				                                         $ (5,234)  $ (56,689)
	Adjustments to reconcile net loss to net
	 cash used in operating activities:
		Depreciation expense			                                    -         546
		Gain on sale of equipment			                               -        (400)
		Changes in operating assets and liabilities:
			(Increase)decrease in prepaid expenses		                  -         747
			Increase(decrease) in accounts payable		            (27,310)          -
			Increase(decrease) in accrued expenses		              3,152       9,321
				Net cash used for operating activities	            (29,392)    (46,475)

Cash flows from investing activities:
	Sale of property, plant and equipment	  			                 -         500
				Net cash used for investing activities	                  -         500

Cash flows from financing activities:
	Proceeds from director/officer/shareholder loans		          -      50,000
				Net cash provided by financing activities	               -      50,000


Increase (decrease) in cash and cash equivalents	      (29,392)      4,025

Cash and cash equivalents, beginning of period				      44,500      77,159

Cash and cash equivalents, end of period					         $ 15,108 		 $ 81,184


Supplemental disclosures of cash flow information
	Cash paid during the year:
		Interest			                                         $      - 		 $      -

The accompanying notes are an integral part of these statements.

INNOVET, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 1998

NOTE A - BASIS OF PREPARATION

	The Balance Sheets at June 30, 1998 and December 31, 1997 and the related Statements of Operations for the three months and six months ended June 30, 1998 and 1997, Statement of Stockholders' Equity for the six months ended
June 30, 1998 and Statements of Cash Flows for the six months ended June 30,
1998 and 1997, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, result thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31,
1997. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the six months ended June 30, 1998 have been included.


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

	(1) Three months ending June 30.  Revenues.  The Company had no revenues in the quarter ended June 30, 1998 and also for the same period in 1997.

	Selling, general and administrative expenses. Selling, general and administrative expenses decreased $26,847 or 97% in 1998 compared to the second quarter of 1997. The only expense incurred in the second quarter 1998 was $800 for the stock transfer agent.

	Depreciation expense. Depreciation expense decreased $167 or 100% as the remaining assets are fully depreciated.

	Interest expense. Interest expense decreased $7,500 in the second quarter 1998 compared to the same quarter last year. The 1997 interest expense of $9,076 included $7,500 or one-half of the loan fees incurred for the Oakes, Fitzwilliams and Co. Limited loan to the Company.

	(2) Six months ending June 30. Revenues. The Company had no revenues for the six months ended June 30, 1998 and also for the same period in 1997.

	Selling, general and administrative expenses. Selling, general and administrative expenses decreased $44,740 or 96% in 1998 compared to the same period in 1997. The main expense incurred in the first six months of 1998 was $2,000 for the stock transfer agent.

	Depreciation expense. Depreciation expense decreased $546 or 100% as the remaining assets are fully depreciated.

	Interest expense.  Interest expense decreased $6,169 or 66% in 1998 compared to the same six months last year.  The 1997 interest expense of $9,321 included $7,500 or one-half of the loan fees incurred for the Oakes,
Fitzwilliams and Co. Limited loan to the Company.

	 (b)	Liquidity.

	At June 30, 1998, the Company had $15,108 in cash and cash equivalents. This is the balance of the proceeds from the $65,000 loan from stockholder issued in 1997. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate (LIBOR) plus 4%. Although the principal and interest on the loan has not been repaid, repayment has not been demanded. The Company has the option to repay the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

	The Company had no revenues for the six months ended June 30, 1998 or in the same period last year.  The Company currently has no sources of revenue and minimal cash.  It is possible that the public shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur.  If such event does not occur within a short period of time, the Company may liquidate.

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