Form 10KSB
period 1998-12-31
INNOVET INC
filed 2000-07-19
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

  Annual Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998
Commission File No.  1-12178

          InnoVet, Inc.
         ----------------------------------------------
         (Name of small business issuer in its charter)

     Florida                                 59-2699441
-------------------------------     -------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

    P. O. Box 145, Winter Park, Florida     32790
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

The issuer had revenues of $84,446 for its fiscal year ended
December 31, 1998.

As of May 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was zero.

As of May 31, 2000, the issuer had outstanding 52,044,501 shares of its common stock.

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ----    ----

                             PART I

Item 1.  Description of Business.

     (a)  Business Development.

     The Company was incorporated under the laws of the State of Florida on February 3, 1986. The Company was in the specialty animal healthcare technology business, however its operations have been limited in the past four years because of insufficient funds.
Its only source of revenue in 1998 was derived from royalty and other fees from its licensing agreement with SSG, Inc. ("SSG") for its IVET-629 product. The Company owns United States patent rights to a biological product using the trade name IVET-629 that is designed to accelerate recovery of horses with respiratory ailments. In August 1995, the Company granted a worldwide exclusive license to develop and market the technology to SSG, a private Mississippi corporation. The license agreement with SSG was amended and restated, effective April 1, 2000. See THE COMPANY'S BUSINESS - IVET-629.

     The Company granted Oakes, Fitzwilliams & Co. Limited a security interest in its IVET-629 patent rights to Oakes Fitzwilliams in March 1997 as part of the consideration for a loan. The loan was in the amount of $65,000 and was made mainly to provide the Company with money for legal and accounting fees to bring the Company in compliance with the reporting requirements of the Securities Exchange Act of 1934
 ("Exchange Act"). The Company did not have the cash at December 31, 1998 to repay the note. The note was due on or before September 30, 1997.
  However, the Company, at its option, could repay the principal and interest by issuing shares of its common stock. The Company exercised its option on
April 26, 2000 and issued Oakes, Fitzwilliams 33,387,620 shares of its restricted common stock. Oakes, Fitzwilliams is currently the beneficial owner of over 65 percent of the Company's outstanding common stock and controls the Company. Oakes, Fitzwilliams no longer has a security interest in the IVET-629 product. See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (b)  The Company's Business.

      Search for Merger or Acquisition Partner
      ----------------------------------------
     In the 1998 fiscal year the Company's sole activity was to find a company to merge with or that will acquire it. So far its efforts have not been successful. The Company believes that its public shell can be made attractive if it can remain current in its reporting requirements and have its common stock listed on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company does not know whether it will be able to find a suitable partner. If it cannot, the Company may have to liquidate its assets and dissolve.
See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

     IVET-629
     --------
     IVET-629 is a biological product used for treating target animals for specified illnesses. The mode of operation of the product has not been completely elucidated. The process of using IVET-629 for treating target animals for specified illnesses is the subject of an issued United States patent that the Company owns.

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

     On August 16, 1995, the Company licensed its development and marketing rights to IVET-629 to SSG. The license agreement was amended and restated, effective April 1, 2000. Under the agreement, SSG assumed responsibility for product development, obtaining regulatory approvals and marketing. The Company granted SSG a worldwide exclusive license, with the right to sublicense the technology covered by the patent and any related patents which are issued, and to make use of and sell the products derived from the patents. SSG paid the Company $3,000 for the license and agreed to pay it a royalty of 6 percent of net sales of products sold by it or any of its sublicensees. The agreement requires a minimum royalty payment of $10,000 beginning in 1998. SSG also agreed to pay the Company 25 percent of any amounts received from a third party in consideration of SSG's grant to such third party of rights to make use or sell the IVET-629 product. No payments were received by the Company under the licensing agreement until January 2000. The agreement terminates on June 15, 2010. After that date, and subject to SSG's timely payment to the Company of all fees and royalties, SSG shall have a perpetual, fully paid, non-exclusive license.

     Gender Selection Technology
     ---------------------------
     The Company was developing a semen cell separation technology for gender selection of livestock by livestock farmers. The technology, if developed, would have allowed dairy farmers, for example, to reproduce female offspring from their highest producing animal
(to increase milk yield).

     Research was discontinued in March 1996 because of insufficient funds. The results of the experiments were mixed and the Company has ceased this program in light of the results achieved and the Company's current financial condition.

     Competition
     -----------
     Competition in the pharmaceutical and biological industries in general is based on such factors as product performance, safety, patient compliance, ease of use, price, acceptance by veterinarians, marketing, distribution and adaptability to various types of application. In addition, technological competition may be based on the development of alternative products and approaches aimed at the treatment or prevention of the same diseases as the Company's products.

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

     There can be no assurance that the Company's patents will afford the Company commercially significant protection of its proprietary technology or have commercial application. The Company's patents have not been tested in courts and litigation may be necessary to determine the validity and scope of its proprietary rights. Moreover, the patent laws of foreign countries may differ from those of the United States and the degree of protection afforded by foreign patents may therefore be different.

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

     Employees
     ---------
     The Company has one employee.

Item 2.   Description of Property.

     The Company does not own or rent any property, other than fully depreciated property.

Item 3.   Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the year ended December 31, 1998.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's common stock trades in the so-called "pink sheets." During the past three fiscal years and through the first quarter of fiscal 2000, trading in the common stock has been limited. The closing bid price during this period has ranged from zero to one cent. It would not be meaningful to present a quarter by quarter breakdown of the high and low bid price during the above period.

     The closing bid price for the common stock on May 31, 2000 was zero.

     (b)  Holders.

     As of May 31, 2000, there were approximately 700 holders of record of the Company's common stock.

     (c)  Dividends.

     The Company has not paid dividends and does not anticipate that it will pay dividends in the foreseeable future. The Company is not under any contractual restriction concerning its present or future ability to pay dividends.

     (d)  Recent Sales of Unregistered Securities.

     On December 13, 1999, the Company, pursuant to the terms of an employment agreement with Arnold E. Ewell, issued Mr. Ewell shares of its common stock for performing the services of Chairman. The Company agreed to pay Mr. Ewell a bonus for the year 1999 of $40,000 and compensation in the year 2000 of $20,000. The bonus and compensation are payable in shares of restricted common stock of the Company. The shares have not been issued as yet. Mr. Ewell and the Company have agreed that the value of the common stock shall be based on its fair market value beginning one week after the Company has made all filings with the U.S. Securites and Exchange Commission required to make it current in its filings. This event has not yet occurred. The Company does not have the money to pay Mr. Ewell his bonus and 2000 compensation in cash. The Company believes that once it is current in its filings, the market price of its common stock will rise to a reasonable level and, at that time, a fair value can be placed on the stock to be issued to Mr. Ewell.
Since there is no market for the Company's common stock at present, there is no fair way to determine how many shares of stock to issue Mr. Ewell. See
DIRECTORS AND EXECUTIVE OFFICERS; EXECUTIVE COMPENSATION; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective April 26, 2000, the Company issued 33,387,620 shares of its restricted common stock to Oakes, Fitzwilliams to discharge a debt. The loan was made on March 17, 1997, in the principal amount of $65,000 with interest to be 6 months Libor plus 4 percent as of March 17, 1997. The Company had the option to repay the principal and interest on the loan by issuing shares of its common stock at a price of $.0025 per share. The principal and accrued interest totaled $83,469.05, as of March 10, 2000, which equals 33,387,620 shares at a price of $.0025 per share. See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company believes that the above securities transactions are exempt from registration under the Securities Act of 1933 (the "Act") pursuant to section 4(2) of such Act, as a transaction by an issuer not involving any public offering for, among other reasons, the following: (i) no general solicitation or advertising was used; (ii) the transactions were isolated; and (iii) Oakes, Fitzwilliams and Mr. Ewell have access to information about the Company that an available registration would provide.

Item 6.   Management's Discussion and Analysis

(a) Results of Operations.

Revenues consisted solely of royalty and licensing fee income from the IVET-629 licensing agreement with SSG that expires on June 15, 2010. The total revenue of $84,446 consisted of $20,000 for two years of minimum royalty fees and $64,446 of sublicensee fees equal to twenty-five percent of third party consideration paid to SSG.

Total Selling, General and Administrative expense of $26,706 consisted mainly of accounting and legal fees related to the public shell as well as the stock transfer agent fees for the common shares.

The interest expense in 1998 of $6,305 was accrued but not paid and resulted from a loan granted by a significant shareholder. See LIQUIDITY AND CAPITAL RESOURCES.

     (b)  Liquidity and Capital Resources.

In the spring of 1997, a shareholder loaned the Company $65,000 in order to complete audits from prior periods and bring securities filings into compliance. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently has no sources of revenue other than the IVET-629 licensing agreement with SSG and minimal cash. It is possible that the shell may be used by an active entity seeking public company status;
however, it is uncertain if or when such an event will occur. If such an event does not occur within a short period of time, the Company may liquidate.

Item 7.   Financial Statements.

The following financial statements are filed as part of this Annual Report.

Financial Statements                                   Page
--------------------------------------------           ----
(1)  Report of Grant Thornton LLP                      F1
(2)  Balance Sheets                                    F2
(3)  Statements of Operations                          F3
(4)  Statement of Stockholders' Equity                 F4
(5)  Statements of Cash Flows                          F5
(6)  Notes to Financial Statements                     F6 to F11

                     FINANCIAL STATEMENTS AND REPORT
                         OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS

                                 INNOVET, INC.

                       December 31, 1998 and 1997

                        REPORT OF INDEPENDENT CERTIFIED
                                PUBLIC ACCOUNTANTS


Board of Directors
InnoVet, Inc.

We have audited the accompanying balance sheets of InnoVet, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoVet, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note
B to the financial statements, the Company previously has generated significant losses from operations and has no continuing business operations. This raises substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Weston, Florida
September 28, 1999

                               InnoVet, Inc.
                              BALANCE SHEETS
                                December 31,

                                    ASSETS

                               1998             1997
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $       124     $    44,500

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    1998 and 1997                 84,446            -
                             -----------     -----------
  Total assets               $    84,570     $    44,500
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Accounts payable           $       -       $    40,670
  Loans from stockholder        65,000            65,000
  Accrued liabilities           23,000                 -
  Accrued interest              11,279             4,974
                             ---------       -----------
     Total current
        liabilities             99,279           110,644

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
  18,656,881 shares issued at
  December 31, 1998, and 1997    18,657           18,657
 Capital in excess of
  par value                  18,856,654       18,856,654
 Capital representing
  stock grants                5,514,990        5,514,990
 Accumulated deficit        (24,405,010)     (24,456,445)
                             ----------      -----------
                                (14,709)         (66,144)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $    84,570     $    44,500
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS

                                  Years ended December 31,

                                  1998            1997
                                ----------     ----------
Revenues
  Royalty and licensing income  $   84,446     $      -
                                 ---------      ---------

Costs and expenses
  Cost of sales                          -              -
  Consulting                             -         20,000
  Selling, general and
   administrative                   26,706        116,591
  Depreciation expense                   -            546
  Interest expense                   6,305          4,974
                                 ----------      --------
                                    33,011       (142,111)
                                 ----------      --------
    Income (loss)
    before income taxes             51,435       (142,111)

Provision for income taxes               -            -
                                 ----------      ---------
    Net income (loss)            $  51,435     $ (142,111)
                                  ==========    ==========
    Net income(loss)per share    $    0.00     $   (.01)
                                  ==========    ==========

The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

            For the two years ended December 31, 1998

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     Equity
         ---------- -------  ---------- ---------- ------------  -------
Balance,
January 1,
1997     18,656,881 $18,657 $18,856,654 $5,514,990 $(24,314,334) $75,967

Net loss         -        -           -          -   (142,111) (142,111)
          --------   ------   ---------  ---------   ---------- --------
Balance,
December
31, 1997 18,656,881  18,657  18,856,654  5,514,990  (24,456,445)(66,144)

Net income       -        -           -          -       51,435  51,435
        ----------   ------  ---------- ----------  ----------- --------
Balance,
December
31, 1998 18,656,881 $18,657 $18,856,654 $5,514,990 $(24,405,010)$(14,709)
         ========== ======= =========== ==========   ==========  =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                        Years ended December 31,

                                           1998         1997
Cash flows from operating activities:   ----------    ---------
  Net income (loss)                     $   51,435    $(142,111)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation expense                         -           546
  (Gain)loss on sale of equipment               -          (400)
  Changes in operating assets and liabilities of:
   Increase in accounts receivable         (84,446)         -
   Decrease (increase) in prepaid expenses      -           747
   Decrease in other assets                     -            85
   Increase (decrease) in accounts payable (40,670)      38,000
   Increase (decrease) in accrued expenses  29,305        4,974
     Net cash (used for) provided by       --------     -------
      operating activities                 (44,376)     (98,159)

Cash flows from investing activities:
  Sale of property, plant and equipment          -          500
                                           --------      ------
   Net cash provided by investing
    activities                                   -          500

Cash flows from financing activities:
  Loans from stockholder                         -       65,000
                                           --------     -------
   Net cash provided by financing
    activities                                   -       65,000

(Decrease) increase in cash and
 cash equivalents                          (44,376)     (32,659)

Cash and cash equivalents,
beginning of year                           44,500       77,159
                                           --------     -------

Cash and cash equivalents,
end of year                             $      124       44,500
                                           ========     =======
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                            $        -    $     -
                                            =======     =======

The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InnoVet was in the specialty animal health care technology business. The Company's business consisted of a cleaning product which removes pet stains and odors from carpeting. The Company is currently a shell Company pursuing a merger or acquisition opportunity.

Net Earnings (Loss) Per Share
-----------------------------
The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding.

	      Net Earnings  Basic Shares  Basic EPS Diluted Shares Diluted EPS
  1998     $51,435    18,656,881     $0.00 	    18,924,974      $0.00

	Included in diluted shares are common stock equivalents relating to options of 268,093.  Options to purchase 1,880,175 shares of common stock at prices ranging from $.375 to $2.19 and warrants to purchase 5,839,999 shares of common stock at prices ranging from .1875 - $3.50, which were outstanding during 1998 were not included in the computation of diluted EPS because the exercise prices were greater than the annual average market price of the common shares.

	Basic earnings (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding. In 1997, the effect of the common stock equivalents on diluted loss per common share was antidilutive. Therefore, they were not considered in the calculation.


Cash and Cash Equivalents
--------------------------
Cash and cash equivalents include repurchase agreements all with maturities of three months or less when purchased.

                                                              (continued)

                          InnoVet, Inc.

                 December 31, 1998 and 1997


Stock Options
-------------
At December 31, 1998, the Company had three stock option plans (see Note F). The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

Use of Estimates
-----------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
However, the Company had sustained substantial losses from operations in recent years and has a significant accumulated deficit. Also, the Company has sold off substantially all of its operating businesses and in 1998 and 1997, the Company's sole activity was to find a company to merge with or that will acquire it. The
Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                         December 31,
                                  ------------------------
                                     1998           1997
                                  ---------      ---------
Furniture and fixtures            $   7,164        $12,364
                                  ---------      ---------
  Less accumulated depreciation
    and amortization                  7,164         12,364
                                  ---------      ---------
                                  $       -      $       -
                                  =========      =========

                                  F-7                        (continued)

                         InnoVet, Inc.

               December 31, 1998 and 1997


NOTE D - LOANS FROM STOCKHOLDER

In March 1997, the Company borrowed $65,000 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("Libor") plus 4% as of March 17,
1997. Although the principal and interest on the loan has not been demanded. The Company has the option to repay the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share. The security agreement grants a security interest in the Company's patent covering the IVET-629 technology and two foreign patent applications related to the technology. In addition, the Company was required to assign its licensing rights in the gender selection technology and its licensing rights to its pet stains and odor remover product.

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

NOTE E - INCOME TAXES

No tax benefit has been provided for the 1998 and earlier losses as there is no carryback benefit available.

At December 31, 1998 and 1997, the Company had approximately $11,830,000 and $11,800,000, respectively in unused net operating loss carryforwards for income tax purposes which, if not otherwise used, will expire in years 2002 through 2013. All of these net operating loss carryforwards can be utilized without limitation. The future tax benefit associated with these items is approximately $4,400,000 as of December 31, 1998 and 1997 for which a 100% valuation allowance has been provided, as the realization of these benefits is not assured.

                                  F-8                    (continued)

                            InnoVet, Inc.

                December 31, 1998 and 1997

NOTE F - STOCK OPTION PLANS

The Company has three stock option plans: the ("1988 Plan"), the ("1989 Plan") and a Consultants and Independent Contractors Non-Qualified Stock Option Plan (CIC Plan). The exercise price of all options granted by the Company equals or exceeds the market price at the date of grant. No compensation expense has been recognized. The Company accounts for stock options under the intrinsic value method specified by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As required by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," the following table presents pro forma net income and income per share data.

Had compensation cost for the 1989 Plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                             1998                1997
Net income(loss)         -----------          ---------
  As reported            $   (33,011)         $(142,111)
  Pro forma              $   (33,011)         $(142,111)

Income (loss) per share
  As reported            $      .00           $    (.01)
  Pro forma              $      .00           $    (.01)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent for all years; expected volatility of 412 percent; risk-free interest rate of 7.75 percent; and expected holding period of 10 years.

                                F-9                       (continued)

                          InnoVet, Inc.

                   December 31, 1998 and 1997


The following information applies to options outstanding at December 31, 1998:

                                   Options Outstanding and Exercisable
                                   ------------------------------------
                                                              Weighted -
                                                 Weighted-    Average
   Range of                                       Average     Remaining
Exercise Prices                     Shares    Exercise Price Contractual
                                                                 Life
---------------                  -----------   --------------  ---------
$.001                             268,093      $   .001       3.60 years
$.37 - $.50                       200,000          .438       5.42 years
$1.00 - $1.50                   1,128,175         1.173       4.66 years
$1.75 - $2.19                     552,000         1.830       4.16 years
                                ---------
                                2,148,268
                                =========

The 1989 Plan
-------------
The 1989 Plan is identical to the 1988 Plan except for limiting the maximum number of shares which all directors, officers, and key employees may receive to 800,000, 150,000, and 50,000, respectively. The number of shares increased by 1,000,000 per Board of Directors' Action in 1991, in 1993 and in 1994. It also provides that the purchase price for the shares granted shall be not less than par value or more than the price per share of the last transaction of the date prior to the day on which the options are granted. No compensation was charged to operations in 1998 and 1997 in accordance with APB No. 25.

Consultants and Independent Contractors (CIC) Plan
--------------------------------------------------
The Company has reserved 250,000 shares at an exercise price of $.001 per share of common stock under a Consultants and Independent Contractors Non-Qualified Stock Option Plan, which was adopted during 1989.

                             F-10                      (continued)

                        InnoVet, Inc.

              December 31, 1998 and 1997


Option activity regarding the Company's stock option plans, is as follows:

                          1989       CIC
                          Plan      Plan      Total
                        -------   --------   ------
Shares under option:
Outstanding at
  January 1, 1997       2,144,768  3,500    2,148,268
   Granted                     -        -          -
   Exercised                   -        -          -
   Canceled                    -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 1997     2,144,768  3,500    2,148,268
  Granted                      -        -          -
  Exercised                    -        -          -
  Canceled                     -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 1998     2,144,768  3,500    2,148,268
                        =========  =======  =========

NOTE G - STOCKHOLDERS'EQUITY

Summary of Warrants
-------------------
Warranty activity during the year ended December 31, 1998 and 1997:

                          Exercisable    Exercise       Expiration
                             Shares       Price            Date
                          -----------    --------       ----------
January 1, 1997           6,222,910      $.1875 - $3.50 2/4/97- 6/28/99

Less: Expired warrants      150,000       $2.00 - $3.50 2/4/97 - 9/24/97

December 31, 1997         6,072,910      $.1875 - $3.00 3/26/98- 6/28/99

Less: Expired warrants      232,911        $3.00          3/26/98
                          ---------
December 31,1998          5,839,999       $.1875          6/28/99
                          =========

All warrants expired on June 28, 1999.  No warrants were exercised.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

          Not applicable.

                            PART III

Item 9.   Directors and Executive Officers; Compliance with
          Section 16(a) of the Exchange Act.

     (a)  Directors and Executive Officers.

Information about the directors and executive officers of the Company is set forth below.

                                         Director  Date Director's
Name                     Age  Positions   Since      Term Expires
-----------------------  ---  --------- --------- ----------------
Arnold E. Ewell           55  Chairman	     2000  2000 (Agreed to
                                                  continue to serve
                                                  until next Annual
                                                  Shareholders
                                                   Meeting)

Scott P. Cielewich       49   Executive    1993   1996(Agreed to
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

	Arnold E. Ewell has been Chairman of the Company since March 2000. Since April 2000 he has been an investment manager for Oakes, Fitzwilliams and is in charge of the firm's investment funds. From June 1998 to February 2000, he operated Broadbourne Investments Ltd., Sussex, England, a financial consultancy specializing in global emerging markets, small companies and financial futures. From April 1997 to February 1998 he was a securities salesman and advisor with ING Barings Securities Ltd., London. From June 1994 to June 1996, Mr. Ewell was an executive officer and registered securities principal ofInteracciones Global Inc. in London, England. This company is a subsidiary of Grupo Financiero Interacciones, a Mexican financial institution. For over 20 years prior to June 1994, Mr. Ewell was employed by various securities firms in England, primarily as a securities salesman and investment banker.

     Scott P. Cielewich has been Executive Vice President since
1993 and Chief Financial Officer since April 1989. Since August
1995, he has devoted time to the Company as needed but has been employed full time elsewhere. From August 1995 to December 1995 he was Regional Vice President of Operations of the South Florida
Region of MedPartners, Inc. In 1996 he was self-employed as a physician's practice management consultant. From January 1997 to June 1998 he was employed as Vice President of Operations for the Eastern United States of Physicians Resource Group, Inc. He is currently self-employed as a healthcare consultant. Mr. Cielewich's other work experience includes eight years as a staff accountant and, later, audit manager for Price Waterhouse & Co., Buffalo, New York. Mr. Cielewich is a Certified Public Accountant and is a member of the Florida Institute and New York State Society of Certified Public Accountants. Mr. Cielewich has a B.B.A. degree with a major in accounting from St. Bonaventure University.

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

Item 10.  Executive Compensation.

     (a)  Summary Compensation Table.

The compensation of the Company's chief executive officer is shown on the Summary Compensation Table presented below.

                   SUMMARY COMPENSATION TABLE
                     Annual Compensation

(a) 						                    (b)        			(d)
Name and                      Year           Bonus $
Principal Position

Arnold E. Ewell, Chairman(1)		1999		         40,000

(1)	Mr. Ewell's bonus for 1999 is to be paid in stock based on the fair market value of the Company's common stock one week after it becomes current in its reporting requirements with the Securities and Exchange Commission under the Exchange Act. No shares have yet been issued.

     (b)  Options/SAR Grants Table.

     Not applicable.

     (c)  Aggregated Option/SAR Exercises and Fiscal Year-End
          Option/SAR Value Table.

     Not applicable.

     (d)  Long-Term Incentive Plan Awards Table.

     Not applicable.

     (e)  Compensation of Directors.

     Not applicable.

     (f)  Employment Agreement with Arnold E. Ewell.

     Effective December 13, 1999, the Company entered into an Employment Agreement with Arnold E. Ewell. The Employment Agreement terminates, unless agreed to mutually by the Company and Mr. Ewell in writing, on December 31, 2000. Pursuant to the terms of the Employment Agreement, Mr. Ewell will act as the Company's Chairman. Mr. Ewell is an employee of Oakes, Fitzwilliams, the controlling shareholder of the Company. Mr. Ewell is not required to work full time. For the year 1999, Mr. Ewell was entitled to a bonus of $40,000 payable in restricted common stock of the Company. The common stock shall be based on fair market value begining one week after the Company has made all filings with the Securities and Exchange commission required to become current. For the year 2000, Mr. Ewell shall receive compensation equal to $20,000 for his services. This compensation shall be payable quarterly in advance , retroactive to January 1, 2000. Payment shall be in shares of stock of the Company based on the same valuation and current filings requirement as for the 1999 bonus. The Employment Agreement prohibits Mr. Ewell from using the Company's trade secrets, as defined in the Agreement, for a two-year period after his employment terminates.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the name and address of each beneficial owner of more than five percent of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of May 31, 2000, and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name, except as otherwise indicated.

                                        Amount and
                                        Nature of        Percent
Title of         Name and Address       Beneficial       of Class
  Class          Beneficial Owner       Ownership      Outstanding
----------       --------------------   ----------     -----------
Common Stock   Oakes, Fitzwilliams &    34,822,953(1)    65.6 (1)
               Co. Limited
               100 Piccadilly, 5th Floor
               London, W1V 9FN ENGLAND

-------------------
(1) Includes currently exercisable warrants to purchase 1,027,333 shares.

(b)  Security Ownership of Management.

     The following table shows the beneficial ownership of the Company's common stock as of May 31, 2000, by each director and executive officer and by all directors and executive officers as a group.

                                        Amount and
                                        Nature of      Percent
                         Positions      Beneficial     of Class
Name                       Held         Ownership (1)  Outstanding
---------------------    ---------      -------------  -----------
Arnold E. Ewell          Chairman           -0-            -0-

Scott P. Cielewich       Executive Vice   639,166(2)     1.22%(2)
                         President, Chief
                         Financial Officer
                         and Director

Directors and Executive
Officers as a Group,                     639,166(2)     1.22%(2)
(2 persons)

---------------------
(1) All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted.
(2)  Includes currently exercisable options to purchase 342,500 shares and currently exercisable warrants to purchase 266,666 shares.

Item 12.  Certain Relationships and Related Transactions.

     Oakes, Fitzwilliams, is the controlling shareholder of the company. It is a beneficial owner of over 65% of the Company's outstanding common stock. Arnold E. Ewell, an employee of Oakes, Fitzwilliams, is the Company's Chairman. Oakes Fitzwilliams loaned the Company $65,000 on
March 17, 1997 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered
Rate ("Libor") plus 4% as of March 17, 1997. Although the principal and interest on the loan has not been repaid, Oakes, Fitzwilliams has not demanded repayment. The Company has the option to repay the principal and interest by issuing shares of its common stock to Oakes, Fitzwilliams pursuant to Regulation S under the Securities
Act at a price of $.0025 per share. The security agreement gives
Oakes, Fitzwilliams a security interest in the Company's patent covering the IVET-629 technology and two foreign patent applications related to the technology. The security agreement required the Company to assign its licensing rights in the gender selection technology under its agreement with Applied Immune
Sciences, Inc. The Company also assigned to Oakes, Fitzwilliams the licensing rights to its pet stains and odor remover product, however that license agreement has since terminated. Under the terms of an arrangement agent agreement, Oakes, Fitzwilliams was entitled to receive a $5,000 arrangement fee for the loan, as well as $10,000 for expenses. Additionally, Oakes, Fitzwilliams will receive a "breakup fee" of $25,000 if it introduces the Company to an acquisition or merger candidate and the Company enters into an agreement with the candidate but elects not to proceed. The arrangements fee, out-of-pocket expenses and any "breakup fee" can, at the option of the Company, be paid in shares of its common stock issued pursuant to Regulation S under the Securities Act at a price of $.0025 per share. Effective April 26, 2000, the Company exercised its option and satisfied its obligations in full to Oakes, Fitzwilliams by issuing Oakes, Fitzwilliams 33,387,620 shares of its common stock at the agreed upon price per share of $.0025. The number of shares was based on principal and accrued interest of $83,469.05 as of March 10, 2000. The Company believes this action is in its best interest and the best interest of its shareholders. The Company did not have the money to pay back the principal and interest. The longer the Company waited, the more shares it would have to pay Oakes, Fitzwilliams to satisfy the debt. Also, by discharging the debt, Oakes, Fitzwilliams released its securities interest in the Company's patented technology. Issuance of the shares was the most realistic way of relieving the Company of its debt obligation to Oakes, Fitzwilliams.

                             PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

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

4.7       InnoVet, Inc. Officers, Directors and Key Employees Stock
          Option Plan (1988)

4.8       InnoVet, Inc. Consultants and Independent Contractors'
          Non-Qualified Stock Option Plan

4.9 InnoVet, Inc. Officers, Directors and Key Employees' Non-Qualified Stock Option Plan (1989)

10.52     Arrangement Agent Agreement Between InnoVet, Inc. and
          Oakes, Fitzwilliams dated March 17, 1997.


     	Exhibits 3.1 through 3.3 and 4.1 were filed as part of Form S-18 Registration Statement of InnoVet, Inc. and
Pre-Effective Amendments thereto, declared effective on March 9, 1988, Registration No. 33-19593-A.

     	Exhibits 4.7 and 4.8 were filed as part of Post-Effective
Amendment No. 2 to Form S-18 Registration Statement of InnoVet,
Inc., declared effective on May 15, 1989.

     	Exhibit 4.9 was filed as part of InnoVet, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1989, Commission File No. 1-
12178.

Exhibit 10.52 was filed on July 24, 1998, as part of InnoVet Inc.'s Form 10-KSB for the years ended December 31, 1995, 1996 and 1997, Commission File No. 1-12178.

The following exhibits are filed herewith:

Exhibit
Number           		Description of Exhibit
------            ----------------------
3.4     October 1994 Amendment to Articles of Incorporation

10.53   Employment Agreement with Arnold E. Ewell

10.54   License Agreement with SSG, Inc., effective April 1, 2000

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the period covered by this Form 10-KSB.



                          SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INNOVET, INC.


                                   By:   /S/  Scott P. Cielewich
                                        --------------------------
                                        Scott P. Cielewich,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Acting Principal Executive
                                        Officer)
Date: June 29, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
-----------------------  -------------------------     ------------
/S/  Arnold E. Ewell	      Chairman                    June 29, 2000
--------------------
Arnold E. Ewell

/S/  Scott P. Cielewich    Executive Vice President,    June 29, 2000,
-----------------------    Chief Financial Officer and
Scott P. Cielewich         Director (Principal Financial
                           and Accounting Officer)