Form 10KSB
period 1999-12-31
INNOVET INC
filed 2000-11-20
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

  Annual Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
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

The issuer had revenues of $10,000 for its fiscal year ended
December 31, 1999.

As of October 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was zero.

As of October 31, 2000, the issuer had outstanding 52,044,501 shares of its common stock.

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ----    ----

                             PART I

Item 1.  Description of Business.

     (a)  Business Development.

     The Company was incorporated under the laws of the State of Florida on February 3, 1986. The Company was in the specialty animal healthcare technology business, however its operations have been limited in the past four years because of insufficient funds.
Its only source of revenue in 1999 was derived from royalty and other fees from its licensing agreement with SSG, Inc. ("SSG") for its IVET-629 product. The Company owns United States patent rights to a biological product using the trade name IVET-629 that is designed to accelerate recovery of horses with respiratory ailments. In August 1995, the Company granted a worldwide exclusive license to develop and market the technology to SSG, a private Mississippi corporation. The license agreement with SSG was amended and restated, effective April 1, 2000. See THE COMPANY'S BUSINESS - IVET-629.

     The Company granted Oakes, Fitzwilliams & Co. Limited a security interest in its IVET-629 patent rights to Oakes Fitzwilliams in March 1997 as part of the consideration for a loan. The loan was in the amount of $65,000 and was made mainly to provide the Company with money for legal and accounting fees to bring the Company in compliance with the reporting requirements of the Securities Exchange Act of 1934
("Exchange Act"). The Company did not have the cash at December 31, 1998 to repay the note. The note was due on or before September 30, 1997. However, the Company, at its option, could repay the principal and interest by issuing shares of its common stock. The Company exercised its option on March 10, 2000 and issued Oakes, Fitzwilliams 33,387,620 shares of its restricted common stock. Oakes, Fitzwilliams is currently the beneficial owner of over 65 percent of the Company's outstanding common stock and controls the Company. Oakes, Fitzwilliams no longer has a security interest in the IVET-629 product. See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (b)  The Company's Business.

      Search for Merger or Acquisition Partner
      ----------------------------------------
     In the 1999 fiscal year the Company's sole activity was to find a company to merge with or that will acquire it. So far its efforts have not been successful. The Company believes that its public shell can be made attractive if it can remain current in its reporting requirements and have its common stock listed on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. Currently, the Company's common stock trades in the so-called "pink sheets." The Company does not know whether it will be able to find a suitable partner. If it cannot, the Company may have to liquidate its assets and dissolve.
See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the year ended December 31, 1999.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's common stock trades in the so-called "pink sheets." During the past three fiscal years and through the first three quarters of fiscal 2000, trading in the common stock has been limited. The closing bid price during this period has ranged from zero to one cent. It would not be meaningful to present a quarter by quarter breakdown of the high and low bid price during the above period.

     The closing bid price for the common stock on October 31, 2000 was zero.

     (b)  Holders.

     As of October 31, 2000, there were approximately 700 holders of record of the Company's common stock.

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

Effective March 10, 2000, the Company grantedd 33,387,620 shares of its restricted common stock to Oakes, Fitzwilliams to discharge a debt. The loan was made on March 17, 1997, in the principal amount of $65,000 with interest to be 6 months Libor plus 4 percent as of March 17, 1997. The Company had the option to repay the principal and interest on the loan by issuing shares of its common stock at a price of $.0025 per share. The principal and accrued interest totaled $83,469.05, as of March 10, 2000, which equals 33,387,620 shares at a price of $.0025 per share. The shares were later issued on April 26, 2000.See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Item 6.   Management's Discussion and Analysis

(a) Results of Operations.

Revenues consisted solely of royalty and licensing fee income from the IVET-629 licensing agreement with SSG that expires on June 15, 2010. The total revenue of $10,000 consisted of one year of minimum royalty fees.

Total Selling, General and Administrative expense of $67,986 consisted mainly of accounting and legal fees related to the public shell as well as the stock transfer agent fees for the common shares.

The interest expense in 1999 of $6,305 was accrued but not paid and resulted from a loan granted by a significant shareholder. See LIQUIDITY AND CAPITAL RESOURCES.

     (b)  Liquidity and Capital Resources.

In the spring of 1997, a shareholder loaned the Company $65,000 in order to complete audits from prior periods and bring securities filings into compliance. This loan and related interest were converted to common shares of
the Company's common stock in 2000.   This same shareholder loaned the
Company an additional $11,000 in 1999 that is still a liability.
See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently has no sources of revenue other than the IVET-629 licensing agreement with SSG and minimal cash. The outstanding accounts receivable at December 31, 1999 of $94,446 were all collected in 2000.
It is possible that the shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur. If such an event does not occur within a short period of time, the Company may liquidate.

Item 7.   Financial Statements.

The following financial statements are filed as part of this Annual Report.

Financial Statements                                   Page
--------------------------------------------           ----
(1)  Report of Grant Thornton LLP                      F1
(2)  Balance Sheets                                    F2
(3)  Statements of Operations                          F3
(4)  Statement of Stockholders' (Deficit)              F4
(5)  Statements of Cash Flows                          F5
(6)  Notes to Financial Statements                     F6 to F12

                     FINANCIAL STATEMENTS AND REPORT
                         OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS

                                 INNOVET, INC.

                       December 31, 1999 and 1998

                        REPORT OF INDEPENDENT CERTIFIED
                                PUBLIC ACCOUNTANTS


Board of Directors
InnoVet, Inc.

We have audited the accompanying balance sheets of InnoVet, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoVet, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Fort Lauderdale, Florida
October 2, 2000

                               InnoVet, Inc.
                              BALANCE SHEETS
                                December 31,

                                    ASSETS

                               1999             1998
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $     1,038     $       124

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    1999 and 1999                 94,446          84,446
                             -----------     -----------
  Total assets               $    95,484     $    84,570
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Compesation payable        $  40,000       $         -
  Loans from stockholder        76,000            65,000
  Accrued liabilities           40,900            23,000
  Accrued interest              17,584            11,279
                             ---------       -----------
     Total current
        liabilities            174,484            99,279

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
  18,656,881 shares issued at
  December 31, 1999, and 1998    18,657           18,657
 Capital in excess of
  par value                  18,856,654       18,856,654
 Capital representing
  stock grants                5,514,990        5,514,990
 Accumulated deficit        (24,469,301)     (24,405,010)
                             ----------      -----------
                                (79,000)         (14,709)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $    95,484     $    84,570
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS

                                  Years ended December 31,

                                  1999            1998
                                ----------     ----------
Revenues
  Royalty and licensing income  $   10,000     $   84,446
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                   67,986         26,706
  Interest expense                   6,305          6,305
                                 ----------      --------
                                    74,291         33,011
                                 ----------      --------
    Income (loss)
    before income taxes            (64,291)        51,435

Provision for income taxes               -            -
                                 ----------      ---------
    Net income (loss)            $ (64,291)    $   51,435
                                  ==========    ==========
    Net income(loss)per share    $   (0.00)     $   0 .00
                                  ==========    ==========

The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

            For the two years ended December 31, 1999

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     Equity
         ---------- -------  ---------- ---------- ------------  -------
Balance,
January 1,
1998     18,656,881 $18,657 $18,856,654 $5,514,990 $(24,456,445) $(66,114)

Net income       -        -           -          -       51,435    51,435
          --------   ------   ---------  ---------   ----------   --------
Balance,
December
31, 1998 18,656,881  18,657  18,856,654  5,514,990  (24,405,010)  (14,709)

Net loss         -        -           -          -      (64,291)  (64,291)
        ----------   ------  ---------- ----------  -----------   --------
Balance,
December
31, 1999 18,656,881 $18,657 $18,856,654 $5,514,990 $(24,469,301) $(79,000)
         ========== ======= =========== ==========   ==========   =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                        Years ended December 31,

                                           1999         1999
Cash flows from operating activities:   ----------    ---------
  Net income (loss)                     $  (64,291)   $  51,435
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Increase in:
     Compensation payable                   40,000          -
  Changes in operating assets and liabilities of:
   Increase in accounts receivable         (10,000)     (84,446)
   Increase (decrease) in accounts payable
     and accrued expenseses                 24,205      (11,365)
     Net cash (used for) provided by       --------     -------
      operating activities                 (10,086)     (44,376)

Cash flows from financing activities:
  Loans from stockholder                    11,000          -
                                           --------     -------
   Net cash provided by financing
    activities                              11,000          -
                                           --------     -------
Increase (decrease)in cash and
 cash equivalents                              914      (44,376)

Cash and cash equivalents,
beginning of year                              124       44,500
                                           --------     -------

Cash and cash equivalents,
end of year                             $    1,038     $    124
                                           ========     =======
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $        -    $     -
                                            =======     =======

The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InnoVet was in the specialty animal health care technology business. The Company's business consisted of a cleaning product which removes pet stains and odors from carpeting. The Company is currently a shell Company pursuing a merger or acquisition opportunity.

Net Earnings (Loss) Per Share
-----------------------------
The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding.

	      Net Earnings  Basic Shares  Basic EPS Diluted Shares Diluted EPS
  1999    $(64,291)   18,656,881     $0.00      18,952,974      $0.00
  1998    $ 51,435    18,656,881     $0.00 	    18,924,974      $0.00

	Included in diluted shares in 1998 are common stock equivalents relating to options of 296,093.  Common stock equivalents in 1999 are not included in the computation of dilution since their inclusion would be antidilutive.


Cash and Cash Equivalents
--------------------------
Cash and cash equivalents include repurchase agreements all with maturities of three months or less when purchased.

                                                              (continued)

                          InnoVet, Inc.

                 December 31, 1999 and 1998


Stock Options
-------------
At December 31, 1999, the Company had two stock option plans (see Note F). The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
However, the Company had sustained substantial losses from operations in recent years and has a significant accumulated deficit. Also, the Company has sold off substantially all of its operating businesses. Currently, the Company's sole activity was to find a company to merge with or that will acquire it. The
Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                         December 31,
                                  ------------------------
                                     1999           1998
                                  ---------      ---------
Furniture and fixtures            $   7,164        $ 7,164
                                  ---------      ---------
  Less accumulated depreciation
    and amortization                  7,164          7,164
                                  ---------      ---------
                                  $       -      $       -
                                  =========      =========

                                  F-7                        (continued)

                         InnoVet, Inc.

               December 31, 1999 and 1998


NOTE D - LOANS FROM STOCKHOLDER

In March 1997, the Company borrowed $65,000 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("Libor") plus 4% as of March 17,
1997. The Company has the option to repay the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share. The security agreement grants a security interest in the Company's patent covering the IVET-629 technology and two foreign patent applications related to the technology. In addition, the Company was required to assign to a third party its licensing rights in the gender selection technology and its licensing rights to its pet stains and odor remover product.

Under the terms of an arrangement agent agreement, the stockholder will receive a "breakup fee" of $25,000 if it introduces the Company to an acquisition or merger candidate and the Company enters into an agreement with the candidate but elects not to proceed. The arrangements fee, out-of-pocket expenses and any "breakup fee" can, at the option of the Company, be paid in shares of its common stock issued pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

During 1999, the Company received additional funding of $11,000 from a stockholder. There were no amendments to the original agreement and there was no new agreement drafted.

On March 10, 2000, the Company exercised its option to convert into stock, the $65,000 loan plus accrued interest to March 10, 2000 resulting in the issuance of 33,387,620 shares of common stock of the Company to the stockholder.


NOTE E - INCOME TAXES

No tax benefit has been provided for the 1999 and earlier losses as there is no carryback benefit available.

At December 31, 1999 and 1998, the Company had approximately $11,894,000 and $11,830,000, respectively in unused net operating loss carryforwards for income tax purposes which, if not otherwise used, will expire in years 2002 through 2020. These net operating loss carryforwards are subject to IRC Section 382 limitations. The Section 382 limitation limits the Company's utilization of its net operating losses to annual amount after an ownership change.
The future tax benefit associated with these items is approximately $4,460,000 as of December 31, 1999 and 1998 for which a 100% valuation allowance has been provided, as the realization of these benefits is not assured.

                                  F-8                    (continued)

                            InnoVet, Inc.

                December 31, 1999 and 1998

NOTE F - STOCK OPTION PLANS

The Company has two stock option plans: the("1989 Plan") and a Consultants and Independent Contractors Non-Qualified Stock Option Plan (CIC Plan).
The exercise price of all options granted by the Company equals or exceeds the market price at the date of grant. No compensation expense has been recognized. The Company accounts for stock options under the intrinsic value method specified by Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees."  As required by
Statement of Financial Accounting Standards (SFAS) No. 123
"Accounting for Stock Based Compensation," the following table presents pro forma net income and income per share data.

Had compensation cost for the 1989 Plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                             1999                1998
Net income(loss)         -----------          ---------
  As reported            $   (64,291)         $  51,435
  Pro forma              $   (64,291)         $  51,435

Income (loss) per share
  As reported            $     (.00)           $    .00
  Pro forma              $     (.00)           $    .00

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent for all years; expected volatility of 412 percent; risk-free interest rate of 7.75 percent; and expected holding period of 10 years.

                                F-9                       (continued)

                          InnoVet, Inc.

                   December 31, 1999 and 1998


The following information applies to options outstanding at December 31, 1999:

                                   Options Outstanding and Exercisable
                                   ------------------------------------
                                                              Weighted -
                                                 Weighted-    Average
   Range of                                       Average     Remaining
Exercise Prices                     Shares    Exercise Price Contractual
                                                                 Life
---------------                  -----------   --------------  ---------
$.001                             299,593      $   .001       3.55 years
$.37 - $.50                       200,000          .438       5.42 years
$1.00 - $1.50                   1,128,175         1.173       4.66 years
$1.75 - $2.19                     520,500         1.833       4.16 years
                                ---------
                                2,148,268
                                =========

The 1989 Plan
-------------
The 1989 Plan limits the maximum number of shares which all directors, officers, and key employees may receive to 800,000, 150,000, and 50,000, respectively. The number of shares increased by 1,000,000 per Board of Directors' Action in 1991, in 1993 and in 1994. It also provides that the purchase price for the shares granted shall be not less than par value or more than the price per share of the last transaction of the date prior to the day on which the options are granted.

Consultants and Independent Contractors (CIC) Plan
--------------------------------------------------
The Company has reserved 250,000 shares at an exercise price of $.001 per share of common stock under a Consultants and Independent Contractors Non-Qualified Stock Option Plan, which was adopted during 1989.

                             F-10                      (continued)

                        InnoVet, Inc.

              December 31, 1999 and 1998


Option activity regarding the Company's stock option plans, is as follows:

                          1989       CIC
                          Plan      Plan      Total
                        -------   --------   ------
Shares under option:
Outstanding at
  January 1, 1998       2,144,768  3,500    2,148,268
   Granted                     -        -          -
   Exercised                   -        -          -
   Canceled                    -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 1998     2,144,768  3,500    2,148,268
  Granted                      -        -          -
  Exercised                    -        -          -
  Canceled                     -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 1999     2,144,768  3,500    2,148,268
                        =========  =======  =========

NOTE G - STOCKHOLDERS'EQUITY

Summary of Warrants
-------------------
Warranty activity during the year ended December 31, 1999 and 1998:

                          Exercisable    Exercise       Expiration
                             Shares       Price            Date
                          -----------    --------       ----------
January 1, 1998           6,072,910      $.1875 - $3.50 3/26/98-6/28/99

Less: Expired warrants      232,911       3.00          3/26/98
                          ---------
December 31, 1998         5,839,999        .1875        6/28/99

Less: Expired warrants    5,839,999        .1875        6/28/99
                          ---------
December 31,1999                 -
                          =========

All warrants expired on June 28, 1999.


NOTE H - COMMITMENTS

Licensing
---------

In August 1995, the Company entered into a 10 year exclusive licensing agreement with a third party (licensee). Royalties to the Company are six percent of net sales by the licensee or any sublicensee. In the event royalties do not equal a minimum of $10,000, the licensee has the option to pay the difference between royalties and the minimum amount. If the licensee does not exercise the option, the Company can either terminate the agreement or convert it to nonexclusive. The license agreement was amended and restated, effective April 1, 2000.

Employment
---------

The Company entered into an employment agreement with an individual also employed by a related party. The agreement calls for the individual to provide management services and oversee the operations of the Company on a part-time basis. The term of the agreement is from December 13, 1999 to December 31, 2000. Compensation includes $40,000 bonus payable in resticted stock of the Company. The number of shares to be based on the fair value of the stock beginning one week after the Company has made all filings current with the SEC. In addition, the individual will receive compensation of $20,000 for the year-ended December 31, 2000, payable quarterly in shares to be valued in accordance with the bonus payable described above.

                  InnoVet, Inc.

           December 31, 1999 and 1998

NOTE I - SUBSEQUENT EVENTS

In March 2000, the Company entered into a consulting agreement with a stockholder and director for services relating to managing the day to day operations. The agreement is for a period of one year and calls for a monthly fee of $1,500 and reimbursement of out of pocket expenses.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the name and address of each beneficial owner of more than five percent of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of October 31, 2000, and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name, except as otherwise indicated.

                                        Amount and
                                        Nature of        Percent
Title of         Name and Address       Beneficial       of Class
  Class          Beneficial Owner       Ownership      Outstanding
----------       --------------------   ----------     -----------
Common Stock   Oakes, Fitzwilliams &    33,795,620       64.9
               Co. Limited
               100 Piccadilly, 5th Floor
               London, W1V 9FN ENGLAND


(b)  Security Ownership of Management.

     The following table shows the beneficial ownership of the Company's common stock as of October 31, 2000, by each director and executive officer and by all directors and executive officers as a group.

                                        Amount and
                                        Nature of      Percent
                         Positions      Beneficial     of Class
Name                       Held         Ownership (1)  Outstanding
---------------------    ---------      -------------  -----------
Arnold E. Ewell          Chairman           -0-            -0-

Scott P. Cielewich       Executive Vice   372,500(2)     0.72%(2)
                         President, Chief
                         Financial Officer
                         and Director

Directors and Executive
Officers as a Group,                      372,500(2)     0.72%(2)
(2 persons)

---------------------
(1) All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted.
(2)  Includes currently exercisable options to purchase 342,500 shares.

Item 12.  Certain Relationships and Related Transactions.

     Oakes, Fitzwilliams, is the controlling shareholder of the company. It is a beneficial owner of almost 65% of the Company's outstanding common stock. Arnold E. Ewell, an employee of Oakes, Fitzwilliams, is the Company's
Chairman. Oakes Fitzwilliams loaned the Company $65,000 on
March 17, 1997 under the terms of a secured promissory note and security agreement. The note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered
Rate ("Libor") plus 4% as of March 17, 1997. Although the principal and interest on the loan has not been repaid, Oakes, Fitzwilliams has not demanded repayment. The Company has the option to repay the principal and interest by issuing shares of its common stock to Oakes, Fitzwilliams pursuant to Regulation S under the Securities
Act at a price of $.0025 per share. The security agreement gives
Oakes, Fitzwilliams a security interest in the Company's patent covering the IVET-629 technology and two foreign patent applications related to the technology. The security agreement required the Company to assign its licensing rights in the gender selection technology under its agreement with Applied Immune
Sciences, Inc. The Company also assigned to Oakes, Fitzwilliams the licensing rights to its pet stains and odor remover product, however that license agreement has since terminated. Under the terms of an arrangement agent agreement, Oakes, Fitzwilliams was entitled to receive a $5,000 arrangement fee for the loan, as well as $10,000 for expenses. Additionally, Oakes, Fitzwilliams will receive a "breakup fee" of $25,000 if it introduces the Company to an acquisition or merger candidate and the Company enters into an agreement with the candidate but elects not to proceed. The arrangements fee, out-of-pocket expenses and any "breakup fee" can, at the option of the Company, be paid in shares of its common stock issued pursuant to Regulation S under the Securities Act at a price of $.0025 per share. On March 10, 2000, the Company exercised its option and satisfied its promissory note and interest obligations in full to Oakes, Fitzwilliams by granting Oakes, Fitzwilliams 33,387,620 shares of its common stock at the agreed upon price per share of $.0025. The shares were then issued on April 26, 2000, as restricted common stock. The number of shares was based on principal and accrued interest of $83,469.05 as of March 10, 2000. The Company believes this action is in its best interest and the best interest of its shareholders. The Company did not have the money to pay back the principal and interest. The longer the Company waited, the more shares it would have to pay Oakes, Fitzwilliams to satisfy the debt. Also, by discharging the debt, Oakes, Fitzwilliams released its securities interest in the Company's patented technology. Issuance of the shares was the most realistic way of relieving the Company of its debt obligation to Oakes, Fitzwilliams. In 1999, Oakes, Fitzwilliams provided the Company with an additional $11,000 in funding and there were no amendments to the original agreement and there was no new agreement drafted.

                             PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The Company hereby incorporates by reference the following documents:

Exhibit
Number    Description of Exhibit
-------   -------------------------------------------------
3.1       Articles of Incorporation

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

3.4       October 1994 Amendment to Artilcles of Incorporation

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

Exhibits 3.4, 10.53, and 10.54 were filed on July 19, 2000 as part of InnoVet Inc.'s Form 10-KSB for the year ended December 31, 1998.


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the period covered by this Form 10-KSB.



                          SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INNOVET, INC.


                                   By:   /S/  Scott P. Cielewich
                                        --------------------------
                                        Scott P. Cielewich,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Acting Principal Executive
                                        Officer)
Date: November 20, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
-----------------------  -------------------------     ------------
/S/  Arnold E. Ewell	      Chairman                    November 20, 2000
--------------------
Arnold E. Ewell

/S/  Scott P. Cielewich    Executive Vice President,   November 20, 2000
-----------------------    Chief Financial Officer and
Scott P. Cielewich         Director (Principal Financial
                           and Accounting Officer)