Form 10QSB
period 2000-03-31
INNOVET INC
filed 2000-11-21
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarter ended March 31, 2000
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

                             INDEX

                         INNOVET, INC.

PART I.  FINANCIAL INFORMATION                                 Page
-----------------------------                                  ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
           March 31, 2000 and December 31, 1999                 4

         Statements of Operations
           Three months ended March 31, 2000 and 1999           5

         Statement of Stockholders' Equity
           Three months ended March 31, 2000                    6

         Statement of Cash Flows
           Three months ended March 31, 2000 and 1999           7

         Notes to Consolidated Condensed Financial Statements   8

Item 2.  Managment's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            8



PART II.  OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                     9
Item 2.   Changes in Securities                                 9
Item 3.   Defaults upon Senior Securities                       9
Item 4.   Submission of Matters to a Vote of Securities
            Holders                                             9
Item 5.   Other Information                                     9
Item 6.   Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                     10

                     PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements.

                               InnoVet, Inc.

                              BALANCE SHEETS
                                (Unaudited)


                                    ASSETS

                             March 31,       December 31,
                                2000           1999
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $    58,916      $    1,038

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    2000 and 1999                 16,103          94,446
                             -----------     -----------
  Total assets               $    75,019      $   95,484
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Compensation payable       $     -          $   40,000
  Loans from stockholder        11,000            76,000
  Accrued liabilities           69,242            40,900
  Accrued interest                 -              17,584
                             ---------       -----------
     Total current
        liabilities             80,242           174,484

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
   52,044,501 shares issued at
   March 31, 2000, and
   18,656,881 at December 31,
   1999                         52,045            18,657
 Capital in excess of
  par value                  18,906,735       18,856,654
 Capital representing
  stock grants                5,514,990        5,514,990
 Accumulated deficit        (24,478,993)     (24,469,301)
                             ----------      -----------
                                 (5,223)         (79,000)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $   75,019       $   95,484
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                 Three Months ended March 31,

                                  2000           1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $     -        $     -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                    8,807          1,247
  Interest expense                     885          1,576
                                 ----------      --------
                                     9,692          2,823
                                 ----------      --------

    Loss before income taxes        (9,692)        (2,823)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $  (9,692)     $  (2,823)
                                  ==========    ==========
    Net loss per share           $   (0.00)     $  ( 0.00)
                                  ==========    ==========

Weighted average shares           21,439,183    18,656,881
                                  ==========    ==========

The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

                             (Unaudited)

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     (Deficit)
         ---------- -------  ---------- ---------- ------------  -------
Balance,
January 1,
2000     18,656,881 $18,657 $18,856,654 $5,514,990 $(24,469,301) $(79,000)

Capital
representing
stock
issued for
conversion
of debt  33,387,620  33,388      50,081          -            -    83,469


Net loss         -        -           -          -      ( 9,692)  ( 9,692)
        ----------   ------  ---------- ----------  -----------   --------
Balance,
March
31, 2000 52,044,501 $52,045 $18,906,735 $5,514,990 $(24,478,993) $( 5,223)
         ========== ======= =========== ==========   ==========   =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                           Three Months Ended
                                                 March 31
                                           2000          1999
Cash flows from operating activities:   ----------    ---------
  Net loss                              $  ( 9,692)   $  (2,823)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Changes in operating assets and liabilities:
   Increase in accounts receivable          78,343          -
   Increase (decrease) in accrued
       expenses                            (10,773)       2,776
     Net cash (used for) provided by       --------     -------
      operating activities                  57,878          (47)
                                           --------     -------
Cash flows from financing activities:
   Net cash provided by financing          --------     -------
    activities                                   -          -
                                           --------     -------
Cash flows from investing activities:
   Net cash provided by investing          --------     -------
    activities                                   -          -
                                           --------     -------

Increase (decrease)in cash and
 cash equivalents                           57,878         (47)

Cash and cash equivalents,
beginning of year                            1,038          124

Cash and cash equivalents,                 --------     -------
end of year                             $   58,916      $    77
                                           ========     =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the year:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $        -    $     -
                                            =======     =======

Non-cash financing activities:
On March 10, 2000, the Company exercised its option to convert to stock, the $65,000 loan plus $18,469 of accrued interest to March 10, 2000 resulting in the issuance of 33,387,620 shares of common stock.



The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                               March 31, 2000


NOTE A - BASIS OF PREPARATION

The Balance Sheets at March 31, 2000 and December 31, 1999 and the related Statements of Operations for the three months ended March 31, 2000 and 1999, Stockholders' Equity for the three months ended March 31, 2000 and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 have been included.


NOTE B - GOING CONCERN

The Company has sustained substantial losses from operations in past years and has a significant accumulated deficit. The Company has sold off substantially all of its operating businesses and in 1999 and 2000, the Company's sole activity was to find a company to merge with or that will acquire it. The Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc. Currently, the Company's shares are sold in the so called "pink sheets."

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Results of Operations.

The Company had no revenues in the quarter ended March 31, 2000 and also for the same period in 1999.

Selling, general and administrative expenses increased $7,560 in 2000 compared to the first quarter of 1999. The main reason for the increase was the related stock remuneration compensation expense for the Company's one employee.

Interest expense decreased in the quarter ended March 31, 2000 by $691 from the loan from stockholder that was issued in 1997. The quarter ended March 31, 2000 includes twenty-one fewer days of interest compared to the same quarter in 1997. The outstanding loan balance of $65,000 plus interest of $18,469 were converted to common shares at March 10, 2000. A total of 33,387,620 common shares were issued to Oakes, Fitzwilliams at the agreed upon price per share of $.0025.

(b) Liquidity.

At March 31, 2000, the Company had $58,916 in cash. This is the result of collecting $78,343 of the outstanding SSG, Inc. receivable related to the IVET-629 licensing agreement.

The Oakes, Fitzwilliams outstanding note was due and payable on or before September 30, 1997 with interest at the London InterBank Offered Rate ("LIBOR") plus 4%. Although the principal and interest on the loan were not repaid in cash, the outstanding balance of $83,469 was converted to common shares upon the exercise by the Company of its option per the loan agreement. The Company effectively repaid the principal and interest by issuing shares of its common stock to the stockholder pursuant to Regulation S under the Securities Act at a price of $.0025 per share.

The Company had no revenues in the quarter ended March 31, 2000 or in the same period last year. The Company currently has no sources of revenue and minimal cash. It is possible that the public shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur. If such event does not occur within a short period of time, the Company may liquidate.


PART II.OTHER INFORMATION

Item 1.  Legal Proceedings.                                  None

Item 2.  Changes in Securities.                              None

Item 3.  Defaults Upon Senior Securities.                    None

Item 4.  Submission of Matters to a Vote of Security Holders.None

Item 5.  Other Information.                                  None

Item 6.  Exhibits and Reports on Form 8-K.                   None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              InnoVet, Inc.
                              -------------
                              (Registrant)




                            /s/SCOTT P. CIELEWICH
                            ---------------------
Date:  November 20, 2000    Scott P. Cielewich, Executive Vice President and
                            Chief Financial Officer