Form 10QSB
period 2000-06-30
INNOVET INC
filed 2000-11-22
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarter ended June 30, 2000
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

                             INDEX

                         INNOVET, INC.

PART I.  FINANCIAL INFORMATION                                 Page
-----------------------------                                  ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
           June 30, 2000 and December 31, 1999                  4

         Statements of Operations
           Three months ended June 30, 2000 and 1999            5
           Six months ended June 30, 2000 and 1999              6

         Statement of Stockholders' (Deficit)
           Six months ended June 30, 2000                       7

         Statement of Cash Flows
           Six months ended June 30, 2000 and 1999              8

         Notes to Consolidated Condensed Financial Statements   9

Item 2.  Managment's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            9



PART II.  OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                     11
Item 2.   Changes in Securities                                 11
Item 3.   Defaults upon Senior Securities                       11
Item 4.   Submission of Matters to a Vote of Securities
            Holders                                             11
Item 5.   Other Information                                     11
Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12

                     PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements.

                               InnoVet, Inc.

                              BALANCE SHEETS
                                (Unaudited)


                                    ASSETS

                              June 30,       December 31,
                                2000           1999
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $    65,548      $    1,038

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    2000 and 1999                    -            94,446
                             -----------     -----------
  Total assets               $    65,548      $   95,484
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Compensation payable       $     -          $   40,000
  Loans from stockholder        11,000            76,000
  Accrued liabilities           74,642            40,900
  Accrued interest                 -              17,584
                             ---------       -----------
     Total current
        liabilities             85,642           174,484

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
   52,044,501 shares issued at
   June 30, 2000, and
   18,656,881 at December 31,
   1999                         52,045            18,657
 Capital in excess of
  par value                  18,906,735       18,856,654
 Capital representing
  stock grants                5,514,990        5,514,990
 Accumulated deficit        (24,493,864)     (24,469,301)
                             ----------      -----------
                                (20,094)         (79,000)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $   65,548       $   95,484
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                 Three Months ended June 30,

                                  2000           1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $     -        $     -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                    9,870          1,247
  Interest expense                     -            1,577
                                 ----------      --------
                                     9,870          2,824
                                 ----------      --------

    Loss before income taxes        (9,870)        (2,824)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $  (9,870)     $  (2,824)
                                  ==========    ==========
    Net loss per share           $   (0.00)     $  ( 0.00)
                                  ==========    ==========


The accompanying notes are an integral part of these statements.

                                    InnoVet, Inc.

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                  Six Months Ended June 30,

                                    2000           1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $      -       $      -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                   23,678          2,494
  Interest expense                     885          3,153
                                 ----------      --------
                                    24,563          5,647
                                 ----------      --------
    Loss from operations
     before income taxes           (24,563)       ( 5,647)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $ (24,563)     $ ( 5,647)
                                  ==========    ==========
    Net loss per share           $   (0.00)     $   (0.00)
                                  ==========    ==========





The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

                             (Unaudited)

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     (Deficit)
         ---------- -------  ---------- ---------- ------------  -------
Balance,
January 1,
2000     18,656,881 $18,657 $18,856,654 $5,514,990 $(24,469,301) $(79,000)

Capital
representing
stock
issued for
conversion
of debt  33,387,620  33,388      50,081          -            -    83,469


Net loss         -        -           -          -      (24,563)  (24,563)
        ----------   ------  ---------- ----------  -----------   --------
Balance,
June
30, 2000 52,044,501 $52,045 $18,906,735 $5,514,990 $(24,493,864) $(20,094)
         ========== ======= =========== ==========   ==========   =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                            Six Months Ended
                                                 June 30
                                           2000          1999
Cash flows from operating activities:   ----------    ---------
  Net loss                              $  (24,563)   $  (5,647)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Changes in operating assets and liabilities:
   Increase in accounts receivable          94,446          -
   Increase (decrease) in accrued
       expenses                            ( 5,373)       5,553
     Net cash (used for) provided by       --------     -------
      operating activities                  64,510          (94)
                                           --------     -------
Cash flows from financing activities:
   Proceed from shareholder loans                -        5,000
Net cash provided by financing             --------     -------
    activities                                   -        5,000
                                           --------     -------
Cash flows from investing activities:
   Net cash provided by investing          --------     -------
    activities                                   -          -
                                           --------     -------

Increase (decrease)in cash and
 cash equivalents                           64,510        4,906

Cash and cash equivalents,
beginning of period                          1,038          124

Cash and cash equivalents,                 --------     -------
end of period                           $   65,548      $ 5,030
                                           ========     =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $        -    $     -
                                            =======     =======

Non-cash financing activities:
On March 10, 2000, the Company exercised its option to convert to stock, the $65,000 loan plus $18,469 of accrued interest to March 10, 2000 resulting in the issuance of 33,387,620 shares of common stock.



The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                                   June 30,2000


NOTE A - BASIS OF PREPARATION

The Balance Sheets at June 30, 2000 and December 31, 1999 and the related Statements of Operations for the three months and six months ended June 30, 2000 and 1999, Statement of Stockholders' Equity for the six months ended
June 30, 2000 and Statements of Cash Flows for the six months ended June 30, 2000 and 1999, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the six months ended June 30, 2000 have been included.


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

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Results of Operations.
    ----------------------

    (1) Three months ending June 30. Revenues. The Company had no revenues in the quarter ended June 30, 2000 and also for the same period in 1999.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $8,623 in 2000 compared to the second quarter of 1999. The main reason for the increase was the related stock remuneration compensation expense for the Company's one employee.

    Interest expense. Interest expense decreased $1,577 in the second quarter 2000 compared to the same quarter last year. The decrease was mainly due to the conversion of the note payable plus interest at March 10, 2000 into common shares.

    The outstanding loan balance of $65,000 plus interest of $18,469 was converted to common shares at March 10, 2000. Subsequently, on April 26, 2000, 33,387,620 common shares were issued to Oakes, Fitzwilliams at the agreed upon price per share of $.0025.

    (2) Six months ending June 30. Revenues. The Company had no revenues for the six months ended June 30, 2000 and also for the same period in 1999.

    Selling, general and administrative expenses. Selling, general and admin-istrative expenses increase $21,184 in 2000 compared to the same period in 1999. The main expense incurred in the first six months of 2000 was $10,000 for the related stock remuneration compensation expense for the Company's one employee. The other expenses were related to the professional fees in order to bring the Company's tax and securities filings current.

    Interest expense. Interest expense decreased $2,268 in 2000 compared to the same six months last year. The decrease was mainly due to the conversion of the note payable plus interest at March 10, 2000 into common shares.


    (b) Liquidity.
    --------------
 At June 30, 2000, the Company had $65,548 in cash. This is the result of collecting all of the outstanding SSG, Inc. receivable related to the IVET-629 licensing agreement.

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

The Company had no revenues for the six months ended June 30, 2000 or in the same period last year. The Company currently has no sources of revenue and minimal cash. It is possible that the public shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur. If such event does not occur within a short period of time, the Company may liquidate.

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