Form 10QSB/A
period 2000-06-30
INNOVET INC
filed 2001-01-22
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
AMENDED

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

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                 Three Months ended June 30,

                                  2000           1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $     -        $     -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                   14,871          1,247
  Interest expense                     -            1,577
                                 ----------      --------
                                    14,871          2,824
                                 ----------      --------

    Loss before income taxes       (14,871)        (2,824)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $ (14,871)     $  (2,824)
                                  ==========    ==========
    Net loss per share           $   (0.00)     $  ( 0.00)
                                  ==========    ==========
Weighted average shares          29,786,088     18,656,881
                                 ===========    ==========

The accompanying notes are an integral part of these statements.

                                    InnoVet, Inc.

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                  Six Months Ended June 30,

                                    2000           1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $      -       $      -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                   23,678          2,494
  Interest expense                     885          3,153
                                 ----------      --------
                                    24,563          5,647
                                 ----------      --------
    Loss from operations
     before income taxes           (24,563)       ( 5,647)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $ (24,563)     $ ( 5,647)
                                  ==========    ==========
    Net loss per share           $   (0.00)     $   (0.00)
                                  ==========    ==========
Weighted average shares          29,786,088     18,656,881
                                 ===========    ==========




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

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $13,624 in 2000 compared to the second quarter of 1999. The main reasons for the increase was the related stock remuneration compensation expense for the Company's one employee and the professional fees related to maintaining the Company's public shell.

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

                              InnoVet, Inc.
                              -------------
                              (Registrant)




                            /s/SCOTT P. CIELEWICH
                            ---------------------
Date:  January 20, 2000    Scott P. Cielewich, Executive Vice President and
                            Chief Financial Officer