Form 10QSB/A
period 2000-09-30
INNOVET INC
filed 2001-04-03
CIK 821243

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

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                            Nine Months Ended
                                              September 30
                                           2000          1999
Cash flows from operating activities:   ----------    ---------
  Net loss                              $  (24,563)   $  (5,647)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Changes in operating assets and liabilities:
   Decrease in accounts receivable          94,446          -
   Increase (decrease) in accrued
       expenses                            (10,515)       3,329
     Net cash (used for) provided by       --------     -------
      operating activities                  49,751       (5,179)
                                           --------     -------
Cash flows from financing activities:
   Proceed from shareholder loans                -       10,000
Net cash provided by financing             --------     -------
    activities                                   -       10,000
                                           --------     -------
Cash flows from investing activities:
   Net cash provided by investing          --------     -------
    activities                                   -          -
                                           --------     -------

Increase (decrease)in cash and
 cash equivalents                           49,751        4,821

Cash and cash equivalents,
beginning of period                          1,038          124

Cash and cash equivalents,                 --------     -------
end of period                           $   50,789      $ 4,945
                                           ========     =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $        -    $     -
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