Form 10KSB
period 2000-12-31
INNOVET INC
filed 2001-04-03
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

  Annual Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000
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

The issuer had revenues of $354 for its fiscal year ended
December 31, 2000.

As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was zero.

As of March 15, 2001, the issuer had outstanding 52,044,501 shares of its common stock.

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ----    ----

                             PART I

Item 1.  Description of Business.

     (a)  Business Development.

     The Company was incorporated under the laws of the State of Florida on February 3, 1986. The Company was in the specialty animal healthcare technology business, however its operations have been limited in the past five years because of insufficient funds.
Its only source of revenue in 2000 was derived from royalty and other fees from its licensing agreement with SSG, Inc. ("SSG") for its IVET-629 product. The Company owns United States patent rights to a biological product using the trade name IVET-629 that is designed to accelerate recovery of horses with respiratory ailments. In August 1995, the Company granted a worldwide exclusive license to develop and market the technology to SSG, a private Mississippi corporation. The license agreement with SSG was amended and restated, effective April 1, 2000. See THE COMPANY'S BUSINESS - IVET-629.

     The Company granted Oakes, Fitzwilliams & Co. Limited a security interest in its IVET-629 patent rights to Oakes Fitzwilliams in March 1997 as part of the consideration for a loan. The loan was in the amount of $65,000 and was made mainly to provide the Company with money for legal and accounting fees to bring the Company in compliance with the reporting requirements of the Securities Exchange Act of 1934
("Exchange Act"). The Company did not have the cash at December 31, 1999 to repay the note. The note was due on or before September 30, 1997. However, the Company, at its option, could repay the principal and interest by issuing shares of its common stock. The Company exercised its option on April 26, 2000 and issued Oakes, Fitzwilliams 33,387,620 shares of its restricted common stock. Oakes, Fitzwilliams is currently the beneficial owner of over 65 percent of the Company's outstanding common stock and controls the Company. Oakes, Fitzwilliams no longer has a security interest in the IVET-629 product. See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (b)  The Company's Business.

      Search for Merger or Acquisition Partner
      ----------------------------------------
     In the 2000 fiscal year the Company's sole activity was to find a company to merge with or that will acquire it. So far its efforts have not been successful. The Company believes that its public shell can be made attractive if it can remain current in its reporting requirements and have its common stock listed on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. Currently, the Company's common stock trades in the so-called "pink sheets." The Company does not know whether it will be able to find a suitable partner. If it cannot, the Company may have to liquidate its assets and dissolve.
See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

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

     Employees
     ---------
     The Company does not have any employees.

Item 2.   Description of Property.

     The Company does not own or rent any property, other than fully depreciated property.

Item 3.   Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the year ended December 31, 2000.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's common stock trades in the so-called "pink sheets." During the past four fiscal years and through the first three months of fiscal
2001, trading in the common stock has been limited. The closing bid price during this period has ranged from zero to one cent. It would not be meaningful to present a quarter by quarter breakdown of the high and low bid price during the above period.

     The closing bid price for the common stock on March 15, 2001 was zero.

     (b)  Holders.

     As of March 15, 2001, there were approximately 700 holders of record of the Company's common stock.

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

Effective March 10, 2000, the Company granted 33,387,620 shares of its restricted common stock to Oakes, Fitzwilliams to discharge a debt. The loan was made on March 17, 1997, in the principal amount of $65,000 with interest to be 6 months Libor plus 4 percent as of March 17, 1997. The Company had the option to repay the principal and interest on the loan by issuing shares of its common stock at a price of $.0025 per share. The principal and accrued interest totaled $83,469.05, as of March 10, 2000, which equals 33,387,620 shares at a price of $.0025 per share. The shares were later issued on April 26, 2000.See SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Item 6.   Management's Discussion and Analysis

(a) Results of Operations.

Revenues consisted solely of royalty and licensing fee income from the IVET-629 licensing agreement with SSG that expires on June 15, 2010. The total revenue consisted of $354.

Total Selling, General and Administrative expense of $56,994 consisted mainly of accounting and legal fees related to the public shell as well as the stock transfer agent fees for the common shares.

The interest expense in 2000 of $885 was accrued but not paid and resulted from a loan granted by a significant shareholder. See LIQUIDITY AND CAPITAL RESOURCES.

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

                       December 31, 2000 and 1999

                        REPORT OF INDEPENDENT CERTIFIED
                                PUBLIC ACCOUNTANTS


Board of Directors
InnoVet, Inc.

We have audited the accompanying balance sheets of InnoVet, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoVet, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Fort Lauderdale, Florida
February 13, 2001

                               InnoVet, Inc.
                              BALANCE SHEETS
                                December 31,

                                    ASSETS

                               2000             1999
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $  35,444      $      1,038

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    2000 and 1999                      -          94,446
                             -----------     -----------
  Total assets               $  35,444       $    95,484
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Compesation payable        $  60,000       $    40,000
  Loans from stockholder        11,000            76,000
  Accrued professional fees     11,500            18,000
  Accrued interest                   -            17,584
  Accrued other                  6,000            22,900
                             ---------       -----------
     Total current
        liabilities             88,500           174,484

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
  55,044,501 and 18,656,881 shares
  issued and outstanding,
  respectively                  55,044            18,657
 Capital in excess of
  par value                 18,906,735        18,856,654
 Capital representing
  stock grants               5,514,990         5,514,990
 Accumulated deficit       (24,526,826)      (24,469,301)
                             ----------      -----------
                               (53,056)          (79,000)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $    95,484     $    84,570
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS

                                  Years ended December 31,

                                  2000            1999
                                ----------     ----------
Revenues
  Royalty and licensing income  $      354     $   10,000
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                   56,994         67,986
  Interest expense                     885          6,305
                                 ----------      --------
                                    57,879         74,291
                                 ----------      --------

    Loss before income taxes       (57,525)       (64,291)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                    $  (57,525)    $  (64,291)
                                  ==========    ==========
    Net loss per share           $    (.00)    $    ( .00)
                                  ==========    ==========

The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

            For the two years ended December 31, 2000

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     (Deficit)
         ---------- -------  ---------- ---------- ------------  -------
Balance,
January 1,
1999     18,656,881 $18,657 $18,856,654 $5,514,990 $(24,405,010) $(14,709)

Net loss         -        -           -          -      (64,291)  (64,291)
          --------   ------   ---------  ---------   ----------   --------
Balance,
December
31, 1999 18,656,881  18,657  18,856,654  5,514,990  (24,469,301)  (79,000)

Issuance
of common
stock    33,387,620  33,387      50,082          -            -    83,469

Net loss         -        -           -          -      (57,525)  (57,525)
        ----------   ------  ---------- ----------  -----------   --------
Balance,
December
31, 2000 52,044,501 $52,044 $18,906,735 $5,514,990 $(24,526,826) $(53,056)
         ========== ======= =========== ==========   ==========   =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                        Years ended December 31,

                                           2000         1999
Cash flows from operating activities:   ----------    ---------
  Net loss                              $  (57,525)   $ (64,291)
  Issuance of common stock in lieu of
    payment of accrued interest             18,469            -
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Increase in:
     Compensation payable                   20,000       40,000
  Changes in operating assets and liabilities of:
   Decrease (increase) in accounts
     receivable                             94,446      (10,000)
   (Decrease) increase in accrued
     interest                              (17,584)      16,305
   (Decrease) increase in accrued
     liabilities                           (23,400)      17,900
     Net cash provided by (used for)       --------     -------
      operating activities                  34,406      (10,086)

Cash flows from financing activities:
  Loans from stockholder                          -      11,000
                                           --------     -------
   Net cash provided by financing
    activities                                    -      11,000
                                           --------     -------
Increase in cash and cash equivalents       34,406          914

Cash and cash equivalents,
beginning of year                            1,038          124
                                           --------     -------

Cash and cash equivalents,
end of year                             $   35,444     $  1,038
                                           ========     =======
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $    3,700    $     -
                                            =======     =======

Non-cash financing activities:
  On March 10, 2000, the Company exercised its option to convert to stock the $65,000 loan plus $18,469 of accrued interest to equity resulting in the issuance of 33,387,620 shares of common stock.


The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InnoVet was in the specialty animal health care technology business. The Company's business consisted of a cleaning product which removes pet stains and odors from carpeting. The Company is currently a shell Company pursuing a merger or acquisition opportunity.

Net Earnings (Loss) Per Share
-----------------------------
The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding.

	      Net Earnings  Basic Shares  Basic EPS Diluted Shares Diluted EPS
  2000    $(57,525)   46,476,898     $0.00      46,479,898      $0.00
  1999    $(64,291)   18,656,881     $0.00      18,952,974      $0.00

 Common stock equivalents in 2000 and 1999 are not included in the computation of dilution since their inclusion would be antidilutive.


Cash and Cash Equivalents
--------------------------
Cash and cash equivalents include repurchase agreements all with maturities of three months or less when purchased.

Revenue Recognition
-------------------
Royalty and licensing income is recorded when earned. In the event that royalty income from product sales do not equal the contracted minimum of $10,000, the minimum is recorded as revenue.

Stock Options
-------------
At December 31, 2000, the Company had a stock option plan (see Note F). The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

                                                              (continued)

                          InnoVet, Inc.

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

Reclassifications
-----------------
Certain reclassifications have been made to the prior year's financial statements to conform with fiscal year 2000 presentation.


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

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                         December 31,
                                  ------------------------
                                     2000           1999
                                  ---------      ---------
Furniture and fixtures            $   7,164        $ 7,164
                                  ---------      ---------
  Less accumulated depreciation
    and amortization                  7,164          7,164
                                  ---------      ---------
                                  $       -      $       -
                                  =========      =========

                                  F-7                        (continued)

                         InnoVet, Inc.

              NOTES TO FINANCIAL STATEMENTS

               December 31, 2000 and 1999


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

At December 31, 2000 and 1999, the Company had approximately $11,941,000 and $11,894,000, respectively in unused net operating loss carryforwards for income tax purposes which, if not otherwise used, will expire in years 2002 through 2020. These net operating loss carryforwards are subject to IRC Section 382 limitations. The Section 382 limitation limits the Company's utilization of its net operating losses to annual amount after an ownership change.
The future tax benefit associated with these items is approximately $4,480,000 as of December 31, 2000 and 1999 for which a 100% valuation allowance has been provided, as the realization of these benefits is not assured.

                                  F-8                    (continued)

                            InnoVet, Inc.

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 2000 and 1999

NOTE F - STOCK OPTION PLANS

The Company has a stock option plan: the("1989 Plan"). The exercise price of all options granted by the Company equals or exceeds the market price at the date of grant. No compensation expense has been recognized. The Company accounts for stock options under the intrinsic value method specified by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As required by Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock Based Compensation," the following table presents pro forma net income and income per share data.

Had compensation cost for the 1989 Plan options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                             2000                1999
Net income(loss)         -----------          ---------
  As reported            $   (57,525)         $ (64,291)
  Pro forma              $   (57,525)         $ (64,291)

Income (loss) per share
  As reported            $     (.00)           $   (.00)
  Pro forma              $     (.00)           $   (.00)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent for all years; expected volatility of 412 percent; risk-free interest rate of 7.75 percent; and expected holding period of 10 years.

                                F-9                       (continued)

                          InnoVet, Inc.

               NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999


NOTE F - STOCK OPTIONS - Continued


The following information applies to options outstanding at December 31, 2000:

                                   Options Outstanding and Exercisable
                                   ------------------------------------
                                                              Weighted -
                                                 Weighted-    Average
   Range of                                       Average     Remaining
Exercise Prices                     Shares    Exercise Price Contractual
                                                                 Life
---------------                  -----------   --------------  ---------
$.001                             296,093      $   .001       2.55 years
$.37 - $.50                       200,000          .438       4.42 years
$1.00 - $1.50                   1,128,175         1.173       3.66 years
$1.75 - $2.19                     520,500         1.833       3.16 years
                                ---------
                                2,144,768
                                =========

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

                             F-10                      (continued)

                        InnoVet, Inc.

             NOTES TO FINANCIAL STATEMENT

              December 31, 2000 and 1999


NOTE F - STOCK OPTIONS PLANS - Continued


Option activity regarding the Company's stock option plans, is as follows:

                          1989       CIC
                          Plan      Plan      Total
                        -------   --------   ------
Shares under option:
Outstanding at
  January 1, 1999       2,144,768  3,500    2,148,268
   Granted                     -        -          -
   Exercised                   -        -          -
   Canceled                    -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 1999     2,144,768  3,500    2,148,268
  Granted                      -        -          -
  Exercised                    -        -          -
  Canceled                     -        -          -
                        ---------  -------  ---------
Outstanding at
  December 31, 2000     2,144,768  3,500    2,148,268
                        =========  =======  =========


NOTE G - COMMITMENTS

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

For the year ended December 31, 2000, the Company agreed to waive the $10,000 minimum due from the licensee as an incentive for the licensee to market the IVET-629 product. This was a one time modification to the licensing agreement, and the annual minimum of $10,000 will continue for fiscal years ending December 31, 2001 through the life of the agreement.


                           F-11                            (continued)


                             InnoVet, Inc.

                    NOTES TO FINANCIAL STATEMENTS

                      December 31, 2000 and 1999


Employment
---------

During 1999, the Company entered into an employment agreement with an individual also employed by a related party. The agreement calls for the individual to provide management services and oversee the operations of the Company on a part-time basis. The term of the agreement is from December 13, 1999 to December 31, 2000. Compensation includes $40,000 bonus payable in resticted stock of the Company. The number of shares to be based on the fair value of the stock beginning one week after the Company has made all filings current with the SEC. In addition, the individual will receive compensation of $20,000 for the year-ended December 31, 2000, payable quarterly in shares to be valued in accordance with the bonus payable described above. As of December 31, 2000, the Company had not renewed the agreement.


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

                            PART III

Item 9.   Directors and Executive Officers; Compliance with
          Section 16(a) of the Exchange Act.

     (a)  Directors and Executive Officers.

Information about the directors and executive officers of the Company is set forth below.

                                         Director  Date Director's
Name                     Age  Positions   Since      Term Expires
-----------------------  ---  --------- --------- ----------------
Scott P. Cielewich       50   Executive    1993   1996(Agreed to
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

     (f)  Employment Agreement with Arnold E. Ewell.

     Effective December 13, 1999, the Company entered into an Employment Agreement with Arnold E. Ewell. The Employment Agreement terminates, unless agreed to mutually by the Company and Mr. Ewell in writing, on December 31, 2000. Mr. Ewell has since resigned his position at Oakes, Fitzwilliams and his employment agreement with the Company was not renewed. Pursuant to the terms of the Employment Agreement, Mr. Ewell acted as the Company's Chairman. Mr. Ewell was an employee of Oakes, Fitzwilliams, the controlling shareholder of the Company. For the year 1999, Mr. Ewell was entitled to a bonus of $40,000 payable in restricted common stock of the Company. The common stock shall be based on fair market value begining one week after the Company has made all filings with the Securities and Exchange commission required to become current. For the year 2000, Mr. Ewell shall receive compensation equal to $20,000 for his services. This compensation shall be payable quarterly in advance , retroactive to January 1, 2000. Payment shall be in shares of stock of the Company based on the same valuation and current filings requirement as for the 1999 bonus. The Company has fully accrued the compensation expense in the financial statements and at this time is in discussions with Mr. Ewell and Oakes, Fitzwilliams to arrive at the equivalent amount of common shares to issue. The Employment Agreement prohibited Mr.
Ewell from using the Company's trade secrets, as defined in the Agreement, for a two-year period after his employment terminated.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the name and address of each beneficial owner of more than five percent of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of March 15, 2001, and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name, except as otherwise indicated.

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
               Co. Limited
               100 Piccadilly, 5th Floor
               London, W1V 9FN ENGLAND


(b)  Security Ownership of Management.

     The following table shows the beneficial ownership of the Company's common stock as of March 15, 2001, by each director and executive officer and by all directors and executive officers as a group.

                                        Amount and
                                        Nature of      Percent
                         Positions      Beneficial     of Class
Name                       Held         Ownership (1)  Outstanding
---------------------    ---------      -------------  -----------
Scott P. Cielewich       Executive Vice   372,500(2)     0.72%(2)
                         President, Chief
                         Financial Officer
                         and Director

Directors and Executive
Officers as a Group,                      372,500(2)     0.72%(2)
(1 person)

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


                                   INNOVET, INC.


                                   By:   /S/  Scott P. Cielewich
                                        --------------------------
                                        Scott P. Cielewich,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Acting Principal Executive
                                        Officer)
Date: April 2, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
-----------------------  -------------------------     ------------

/S/  Scott P. Cielewich    Executive Vice President,   April 2, 2001
-----------------------    Chief Financial Officer and
Scott P. Cielewich         Director (Principal Financial
                           and Accounting Officer)