Form 10QSB
period 2001-03-31
INNOVET INC
filed 2001-04-20
CIK 821243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarter ended March 31, 2001
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

As of April 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was zero.

As of April 19, 2001, the issuer had outstanding 52,044,501 shares of its common stock.

                             INDEX

                         INNOVET, INC.

PART I.  FINANCIAL INFORMATION                                 Page
-----------------------------                                  ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
           March 31, 2001 and December 31, 2000                 4

         Statements of Operations
           Three months ended March 31, 2001 and 2000           5

         Statement of Stockholders' (Deficit)
           Three months ended March 31, 2001                    6

         Statement of Cash Flows
           Three months ended March 31, 2001 and 2000           7

         Notes to Consolidated Condensed Financial Statements   8

Item 2.  Managment's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            8



PART II.  OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                     9
Item 2.   Changes in Securities                                 9
Item 3.   Defaults upon Senior Securities                       9
Item 4.   Submission of Matters to a Vote of Securities
            Holders                                             9
Item 5.   Other Information                                     9
Item 6.   Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                     10

                     PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements.

                               InnoVet, Inc.

                              BALANCE SHEETS
                                (Unaudited)


                                    ASSETS

                             March 31,       December 31,
                                2001           2000
                             -----------     -----------
Current assets
 Cash and cash
    equivalents              $    21,169      $   35,444

Accounts receivable, net of
    Allowance for doubtful
    Accounts of $0 for
    2001 and 2000                  2,500               -
                             -----------     -----------
  Total assets               $    23,669      $   35,444
                             ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
  Compensation payable       $  60,000        $   60,000
  Loans from stockholder        11,000            11,000
  Accrued professional fees      6,500            11,500
  Accrued other                  5,500             6,000
                             ---------       -----------
     Total current
        liabilities             83,000            88,500

Stockholders' (deficit)
 Common stock, $.001 par value,
  100,000,000 shares authorized;
   52,044,501 shares issued at
   March 31, 2001, and
   52,044,501 at December 31,
   2000                         52,044            52,044
 Capital in excess of
  par value                  18,906,735       18,906,735
 Capital representing
  stock grants                5,514,990        5,514,990
 Accumulated deficit        (24,533,100)     (24,526,826)
                             ----------      -----------
                                (59,331)         (53,056)
                             ----------      -----------
  Total liabilities and
  stockholders' (deficit)    $   23,669       $   35,444
                             ===========     ===========

The accompanying notes are an integral part of these statements.

                                       InnoVet, Inc.

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                 Three Months ended March 31,

                                  2001           2000
                                ----------     ----------
Revenues
  Royalty and licensing income  $    2,576        $     -
                                 ---------      ---------

Costs and expenses
  Selling, general and
   administrative                    8,850          8,807
  Interest expense                       -            885
                                 ----------      --------
                                     8,850          9,692
                                 ----------      --------

    Loss before income taxes        (6,274)        (9,692)

Provision for income taxes               -            -
                                 ----------      ---------
    Net loss                     $  (6,274)     $  (9,692)
                                  ==========    ==========
    Net loss per share
      basic and diluted          $   (0.00)     $  ( 0.00)
                                  ==========    ==========

Weighted average shares           52,044,501    21,439,183
                                  ==========    ==========

The accompanying notes are an integral part of these statements.

                            InnoVet, Inc.

                  STATEMENT OF STOCKHOLDERS' (DEFICIT)

                             (Unaudited)

                                                                 Total
                             Capital in   Capital                Stock-
              Common Stock    Excess of Representing Accumulated holders'
           Shares     Amount  Par Value Stock Grants Deficit     (Deficit)
         ---------- -------  ---------- ---------- ------------  -------
Balance,
December 31,
2000     52,044,501 $52,044 $18,906,735 $5,514,990 $(24,526,826) $(53,056)



Net loss         -        -           -          -      ( 6,274)  ( 6,274)
        ----------   ------  ---------- ----------  -----------   --------
Balance,
March
31, 2001 52,044,501 $52,044 $18,906,735 $5,514,990 $(24,533,100) $(59,331)
         ========== ======= =========== ==========   ==========   =======

The accompanying notes are an integral part of this statement.

                                              InnoVet, Inc.

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                           Three Months Ended
                                                 March 31
                                           2001          2000
Cash flows from operating activities:   ----------    ---------
  Net loss                              $  ( 6,274)   $  (9,692)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Changes in operating assets and liabilities:
  (Increase)decrease in accounts receivable( 2,500)      78,343
  (Decrease) in accrued expenses           ( 5,500)     (10,773)
     Net cash (used for) provided by       --------     -------
      operating activities                 (14,274)      57,878                                           --------     -------

Cash flows from financing activities:
   Net cash provided by financing          --------     -------
    activities                                   -          -
                                           --------     -------
Cash flows from investing activities:
   Net cash provided by investing          --------     -------
    activities                                   -          -
                                           --------     -------

(Decrease) increase in cash and
 cash equivalents                          (14,274)      57,878

Cash and cash equivalents,
beginning of year                           35,444        1,038

Cash and cash equivalents,                 --------     -------
end of year                             $   21,169      $58,916
                                           ========     =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the year:
    Interest                            $        -    $     -
                                            =======     =======
    Taxes                               $        -    $     -
                                            =======     =======

Non-cash financing activities:
On March 10, 2000, the Company exercised its option to convert to stock, the $65,000 loan plus $18,469 of accrued interest to March 10, 2000 resulting in the issuance of 33,387,620 shares of common stock.



The accompanying notes are an integral part of these statements.

                                     InnoVet, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                               March 31, 2001


NOTE A - BASIS OF PREPARATION

The Balance Sheets at March 31, 2001 and December 31, 2000 and the related Statements of Operations for the three months ended March 31, 2001 and 2000, Stockholders' (Deficit) for the three months ended March 31, 2001 and Statements of Cash Flows for the three months ended March 31, 2001 and 2000, have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with statements, including the footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.


NOTE B - GOING CONCERN

The Company has sustained substantial losses from operations in past years and has a significant accumulated deficit. The Company has sold off substantially all of its operating businesses and in 2000 and 2001, the Company's sole activity was to find a company to merge with or that will acquire it. The Company believes that its public shell can be made attractive if it is able to meet its reporting requirements under the Exchange Act and maintain its OTC Bulletin Board listing with the National Association of Securities Dealers, Inc. Currently, the Company's shares are sold in the so-called "pink sheets."

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Results of Operations.

The Company had revenues of $2,576 in the quarter ended March 31, 2001 consisting solely of royalty income from the IVET-629 licensing agreement with SSG that expires on June 15, 2010.

Selling, general and administrative expenses increased by $43 in 2001 compared to the first quarter of 2000. The main reason for the increase was the higher stock transfer agent expense for the Company's common stock.


Interest expense decreased in the quarter ended March 31, 2001 by $885 from the loan from stockholder that was issued in 1997. The quarter ended March
31, 2000 includes interest for the stockholder loan. The outstanding loan balance of $65,000 plus interest of $18,469 was converted to common shares at March 10, 2000. Subsequently,on April 26, 2000, 33,387,620 common shares were issued to Oakes, Fitzwilliams at the agreed upon price per share of $.0025.

(b) Liquidity.

At March 31, 2001, the Company had $21,169 in cash.

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

The Company had minimal revenues in the quarter ended March 31, 2001 and no revenues in the same period last year. The Company currently has no other sources of revenue other than the IVET-629 licensing agreement with SSG and minimal cash. It is possible that the public shell may be used by an active entity seeking public company status; however, it is uncertain if or when such an event will occur. If such event does not occur within a short period of time, the Company may liquidate.


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

                              InnoVet, Inc.
                              -------------
                              (Registrant)




                            /s/SCOTT P. CIELEWICH
                            ---------------------
Date:  April 19, 2001    Scott P. Cielewich, Executive Vice President and
                            Chief Financial Officer